Form 10QSB
period 2006-04-30
WORLDWIDE STRATEGIES INC
filed 2006-06-22
CIK 1342792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to _______________

                       Commission file number: 333-129398

                        WORLDWIDE STRATEGIES INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                               88-0409160
         (State or other jurisdiction                    (IRS Employer
       of incorporation or organization)              Identification No.)

           3801 EAST FLORIDA AVENUE, SUITE 400, DENVER, COLORADO 80210
                    (Address of principal executive offices)

                                 (303) 991-5887
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  [ ]   No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JUNE 14, 2006 - 13,035,526 SHARES OF COMMON STOCK


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet (unaudited) as of April 30, 2006         3

         Consolidated Statements of Operations (unaudited) for the
         three and nine months ended April 30, 2006, March 1, 2005
         (inception) through April 30, 2005, and March 1, 2005
         (inception) through April 30, 2006                                  4

         Consolidated Statement of Changes in Shareholders' Deficit (unaudited) for the period from March 1, 2005 (inception)
         through April 30, 2006                                              5

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended April 30, 2006, March 1, 2005 (inception)
         through April 30, 2005, and March 1, 2005 (inception)
         through April 30, 2006                                              6

         Notes to Consolidated Financial Statements (unaudited)              7

Item 2.  Management's Discussion and Analysis or Plan of Operations         13

Item 3.  Controls and Procedures                                            22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3.  Defaults Upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6.  Exhibits                                                           23


SIGNATURES                                                                  25

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                 APRIL 30, 2006

                                     ASSETS

Current Assets:
   Cash                                                                    $        30,767
   Accounts receivable                                                              10,905
   Prepaid expenses                                                                 33,745
   Travel advance                                                                    2,500
                                                                           ----------------
         Total current assets                                                       77,917

Property and equipment, net of accumulated depreciation
   depreciation of $4,103                                                           19,509
Deposits (Note 6)                                                                  101,405
                                                                           ----------------
         Total assets                                                      $       198,831
                                                                           ================


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                        $        35,370
   Accrued liabilities                                                             136,058
   Convertible notes payable to related party (Note 2)                              76,715
   Accrued interest payable, related party (Note 2)                                    843
   Convertible notes payable (Note 3)                                               30,000
   Accrued interest payable (Note 3)                                                   521
                                                                           ----------------
         Total current liabilities                                                 279,507
                                                                           ----------------

Shareholders' Deficit (Notes 2 and 4):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      -0- shares issued and outstanding                                                 --
   Common stock, $.001 par value; 100,000,000 shares authorized,
      13,035,526 shares issued and outstanding                                      13,036
   Additional paid-in capital                                                    1,231,599
   Deficit accumulated during development stage                                 (1,325,311)
                                                                           ----------------
         Total shareholders' deficit                                               (80,676)
                                                                           ----------------
         Total current liabilities and shareholders' deficit               $       198,831
                                                                           ================



          See accompanying notes to consolidated financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            MARCH 1,          MARCH 1,
                                                                                              2005              2005
                                                            THREE             NINE         (INCEPTION)       (INCEPTION)
                                                        MONTHS ENDED      MONTHS ENDED       THROUGH           THROUGH
                                                          APRIL 30,         APRIL 30,        APRIL 30,         APRIL 30,
                                                            2006              2006             2005              2006
                                                      ----------------  ---------------  ---------------   ---------------

Sales                                                 $        32,018   $       34,518   $           --   $        34,518
Cost of sales                                                  28,919           30,568               --            30,568
                                                      ----------------  ---------------  ---------------   ---------------
                                                                3,099            3,950               --             3,950
                                                      ----------------  ---------------  ---------------   ---------------

Operating expenses:
   Salaries, benefits and payroll taxes                       124,658          306,973               --           382,639
   Professional and consulting fees                            58,820          352,768               --           482,523
   Travel                                                       4,922           64,821               --           124,557
   Contract labor                                              22,500           67,500               --            91,500
   Insurance                                                   20,200           53,103               --            62,743
   Stock-based compensation: Options (Note 4)                   4,073            4,073               --             4,073
   Depreciation                                                 1,782            4,054               --             4,103
   Loss on failed acquisition (Note 7)                             --           50,000               --            50,000
   Other general and administrative expenses                   27,117          101,307               --           125,759
                                                      ----------------  ---------------  ---------------   ---------------
                 Total operating expenses                     264,072        1,004,599               --         1,327,897
                                                      ----------------  ---------------  ---------------   ---------------
                 Loss from operations                        (260,973)      (1,000,649)              --        (1,323,947)

Interest expense (Notes 2 and 3)                               (1,364)          (1,364)              --            (1,364)
                                                      ----------------  ---------------  ---------------   ---------------
                 Loss before income taxes                    (262,337)      (1,002,013)              --        (1,325,311)

Income tax provision (Note 5)                                      --               --               --                --
                                                      ----------------  ---------------  ---------------   ---------------

                 Net loss                            $       (262,337)  $   (1,002,013)  $           --    $   (1,325,311)
                                                      ================  ===============  ===============   ===============

Basic and diluted loss per share                     $          (0.02)  $        (0.08)  $           --
                                                      ================  ===============  ===============

Basic and diluted weighted average
   common shares outstanding                               13,035,526       13,035,526        5,580,000
                                                      ================  ===============  ===============

          See accompanying notes to consolidated financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                                          DEFICIT
                                                                              COMMON                    ACCUMULATED
                                                     COMMON STOCK              STOCK       ADDITIONAL      DURING
                                               -------------------------   SUBSCRIPTIONS     PAID-IN     DEVELOPMENT
                                                  SHARES       PAR VALUE     RECEIVABLE      CAPITAL        STAGE          TOTAL
                                               -------------  -----------  -------------  ------------  -------------  -------------
Balance at March 1, 2005 (inception)                     --   $       --   $         --   $        --   $         --   $         --

March 1, 2005, sale of common stock
  to founders' (Note 2)                           5,200,000        5,200             --            --             --          5,200

April though June 2005, sale of common
  stock in private offering at $.25 per
  share, net of $65,089 of offering
  costs (Note 4)                                  2,520,000        2,520         (5,000)      562,391             --        559,911

July 2005, stock issued in recapitalization
  with Barnett Energy Corp. (Note 1)              2,335,526        2,336             --        (2,385)            --            (49)
                                               -------------  -----------  -------------  ------------  -------------  -------------
July 8, 2005, following recapitalization         10,055,526       10,056         (5,000)      560,006             --        565,062

July 2005, sale of common stock in
  private offering at $.25 per share,
  net of $25,000 of offering costs
  (Note 4)                                        1,000,000        1,000             --       224,000             --        225,000

Net loss, March 1, 2005 (Inception)
   through July 31, 2005                                 --           --             --            --       (323,298)      (323,298)
                                               -------------  -----------  -------------  ------------  -------------  -------------

Balance at July 31, 2005                         11,055,526       11,056         (5,000)      784,006       (323,298)       466,764

August 2005, collection of common stock
   subscriptions (Note 4) (unaudited)                    --           --          5,000            --             --          5,000

August 2005, sale of common stock in
   private offering at $.25 per share,
   net of $49,500 of offering costs
   (Note 4) (unaudited)                           1,980,000        1,980             --       443,520             --        445,500

Vesting of employee stock options
   (Note 4) (unaudited)                                  --           --             --         4,073             --          4,073

Net loss, nine months ended
   April 30, 2006 (unaudited)                            --           --             --            --     (1,002,013)    (1,002,013)
                                               -------------  -----------  -------------  ------------  -------------  -------------

Balance at April 30, 2006 (unaudited)            13,035,526   $   13,036   $         --   $ 1,231,599   $ (1,325,311)  $    (80,676)
                                               =============  ===========  =============  ============  =============  =============

          See accompanying notes to consolidated financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          MARCH 1,         MARCH 1,
                                                                                            2005             2005
                                                                      FOR THE NINE      (INCEPTION)      (INCEPTION)
                                                                      MONTHS ENDED        THROUGH          THROUGH
                                                                        APRIL 30,         APRIL 30,        APRIL 30,
                                                                           2006             2005              2006
                                                                     ----------------  ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                          $    (1,002,013)  $           --   $    (1,325,311)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                           4,054               --             4,103
        Loss on failed acquisition                                            50,000               --            50,000
        Stock-based compensation (Note 4)                                      4,073               --             4,073
        Net liabilities acquired in Barnett recapitalization                      --               --                49
        Changes in current assets and liabilities:
           Receivables, prepaid expenses and other
              current assets                                                 (18,738)              --           (98,653)
           Accounts payable                                                   (2,788)              --            35,370
           Accrued liabilities                                               135,916               --           137,422
                                                                     ----------------  ---------------  ----------------
                   Net cash used in
                      operating activities                                  (829,496)              --        (1,192,947)
                                                                     ----------------  ---------------  ----------------
Cash flows from investing activities:
   Purchases of equipment                                                    (20,642)              --           (23,612)
   Deposit paid on Cascade acquisition (Note 6)                             (100,000)              --          (100,000)
                                                                     ----------------  ---------------  ----------------
                   Net cash used in
                      investing activities                                  (120,642)              --          (123,612)
                                                                     ----------------  ---------------  ----------------

Cash flows from financing activities:
   Proceeds from issuance of promissory notes (Notes 2 and 3)                106,715               --           106,715
   Proceeds from sale of common stock                                        500,000          100,200         1,380,200
   Payments for offering costs                                               (49,500)              --          (139,589)
                                                                     ----------------  ---------------  ----------------
                   Net cash provided by
                      financing activities                                   557,215          100,200         1,347,326
                                                                     ----------------  ---------------  ----------------

                      Net change in cash                                    (392,923)         100,200            30,767

Cash, beginning of period                                                    423,690               --                --
                                                                     ----------------  ---------------  ----------------

Cash, end of period                                                  $        30,767   $      100,200   $        30,767
                                                                     ================  ===============  ================

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                        $            --   $           --   $            --
                                                                     ================  ===============  ================
   Cash paid for interest                                            $            --   $           --   $            --
                                                                     ================  ===============  ================

          See accompanying notes to consolidated financial statements

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    BASIS OF PRESENTATION

              The accompanying interim consolidated financial statements of Worldwide Strategies Incorporated (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form SB-2 for the periods ended January 31, 2006 and July 31, 2005 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

              SHARE EXCHANGE AGREEMENT

              On May 13, 2005, Barnett Energy Corporation ("BEC"), a Nevada corporation, entered into a Share Exchange Agreement (the "Agreement") with WBSI. Under the terms of the Agreement, BEC agreed to acquire all of the issued and outstanding common stock of WBSI in exchange for 7,720,000 shares of its common stock. The acquisition closed on July 8, 2005. Following the acquisition, the former shareholders of WBSI held approximately 76.8 percent of BEC's outstanding common stock, resulting in a change of control. In addition, WBSI became a wholly-owned subsidiary of BEC. However, for accounting purposes, the acquisition has been treated as a recapitalization of WBSI, with BEC the legal surviving entity. Since BEC had minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,335,526 shares of WBSI common stock for the net liabilities of BEC. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of WBSI.

              On June 14, 2005, BEC changed its name to Worldwide Strategies Incorporated.

(2)    RELATED PARTY TRANSACTIONS

              CONVERTIBLE NOTES PAYABLE

              During the three months ended April 30, 2006, the Company issued three convertible promissory notes to its President/CEO in exchange for a total of $76,715. The notes carry a 9% interest rate through May 31, 2006 and a 19% interest rate from June 1, 2006 through October 31, 2006. The notes mature, along with any unpaid accrued interest, on October 31, 2006. The notes are also convertible into shares of the Company's common stock at the option of the note holder after the October 31, 2006 maturity date. Any unpaid principal and interest may be converted into the Company's common stock at a rate of $.20 per share, or 383,575 shares. Accrued interest payable on the notes totaled $843 at April 30, 2006.

              The convertible promissory notes carry imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock totals $19,179. The conversion feature is only available if the Company defaults on the notes. If the Company does not repay the notes by October 31, 2005, the beneficial conversion will be recorded to interest expense at that time.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              COMMON STOCK

              On March 1, 2005, the Company sold 5,200,000 shares of its common stock to its officers, directors and other founders for $5,200, or $.001 per share. In connection with the stock sales, the Company issued one warrant for each common share purchased. The warrants allow the holder to purchase one share of common stock at a price of $.25 per share. The warrants expire on April 30, 2010.

(3)    CONVERTIBLE NOTES PAYABLE

              During the three months ended April 30, 2006, the Company issued two convertible promissory notes to an unrelated individual in exchange for a total of $30,000. The notes carry a 9% interest rate through May 31, 2006 and a 19% interest rate from June 1, 2006 through October 31, 2006. The notes mature, along with any unpaid accrued interest, on October 31, 2006. The notes are also convertible into shares of the Company's common stock at the option of the note holder after the October 31, 2006 maturity date. Any unpaid principal and interest may be converted into the Company's common stock at a rate of $.20 per share, or 150,000 shares. Accrued interest payable on the notes totaled $521 at April 30, 2006.

              The convertible promissory notes carry imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock totals $7,500. The conversion feature is only available if the Company defaults on the notes. If the Company does not repay the notes by October 31, 2005, the beneficial conversion will be recorded to interest expense at that time.

(4)    SHAREHOLDERS' EQUITY

              COMMON STOCK

              From April through June 2005, the Company conducted a private placement offering whereby it sold 2,520,000 units at a price of $.25 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $559,911, after deducting offering costs of $65,089. $5,000 was collected after July 31, 2005 and is reported in the accompanying financial statements as common stock subscriptions receivable on that date. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

              In July 2005, the Company conducted a private placement offering whereby it sold 1,000,000 units at a price of $.25 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $225,000, after deducting offering costs of $25,000. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

              In August 2005, the Company conducted a private placement offering whereby it sold 1,980,000 units at a price of $.25 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $445,500, after deducting

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              offering costs of $49,500. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

              OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE INTRINSIC VALUE METHOD

              On April 30, 2005, the Company granted four directors options to purchase an aggregate of 360,000 shares of the Company's common stock at an exercise price of $.25 per share. 120,000 options were fully vested on the grant date, an additional 120,000 options vest on April 30, 2006, and the remaining 120,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $11,160.

              On August 18, 2005, the Company granted three officers options to purchase an aggregate of 700,000 shares of the Company's common stock at an exercise price of $.25 per share. 300,000 options were fully vested on the grant date, an additional 300,000 options vest on April 30, 2006, and the remaining 100,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $21,700.

              On September 30, 2005, the Company granted a director options to purchase an aggregate of 90,000 shares of the Company's common stock at an exercise price of $1.12 per share. 30,000 options were fully vested on the grant date, an additional 30,000 options vest on September 30, 2006, and the remaining 30,000 options vest on September 30, 2007. All of the options expire on September 30, 2010. The exercise price of the options equaled the traded market price of the stock on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.14 per share, or $12,600.

              Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method. As a result of the change in accounting policy, the Company recorded $4,073 as stock-based compensation on the above options for the three months ended April 30, 2006.

              Had compensation expense in prior years been recorded based on the fair value at the grant date, and charged to expense over vesting periods, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                Nine Months     March 1, 2005
                                                                   Ended         (Inception)
                                                                 April 30,         Through
                                                                    2006        July 31, 2005
                                                              --------------    --------------
              Net loss, as reported                           $  (1,002,013)    $    (323,298)
                Decrease due to:
                   Employee stock options                           (23,038)           (4,650)
                                                              --------------    --------------
              Pro forma net loss                              $  (1,025,051)    $    (327,948)
                                                              ==============    ==============

              As reported:
                 Net loss per share - basic and diluted       $       (0.08)    $       (0.05)
                                                              ==============    ==============
              Pro Forma:
                 Net loss per share - basic and diluted       $       (0.08)    $       (0.05)
                                                              ==============    ==============

              The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

              Risk-free interest rate                             2.70%
              Dividend yield                                      0.00%
              Volatility factor                                   0.00%
              Weighted average expected life                    5 years

              Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through April 30, 2006:

                                                              TOTAL AWARDS                    EXERCISABLE AWARDS
                                                   -----------------------------------  -------------------------------
    DESCRIPTION                                           OPTIONS           WARRANTS        OPTIONS         WARRANTS
-------------------------------------------------------------------  -----------------  -------------  ----------------
Outstanding at March 1, 2005 (inception)                       -                  -              -                 -
Granted                                                    360,000          8,720,000        120,000         8,720,000
Exercised                                                      -                  -              -                 -
Expired/cancelled                                              -                  -              -                 -
                                                   ----------------  -----------------  -------------  ----------------
Outstanding at July 31, 2005                               360,000          8,720,000        120,000         8,720,000

Granted                                                    790,000          1,980,000        330,000         1,980,000
Exercised                                                      -                  -              -                 -
Expired/cancelled                                          (60,000)               -              -                 -
                                                   ----------------  -----------------  -------------  ----------------
Outstanding at April 30, 2006                            1,090,000         10,700,000        450,000        10,700,000
                                                   ================  =================  =============  ================

              PREFERRED STOCK

              The Company is authorized to issue 25,000,000 shares of $.001 par value preferred stock. The Company's Board of Directors may divide and issue the preferred shares in series. Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

(5)    INCOME TAXES

              The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6)    LETTERS OF INTENT

              CASCADE

              On September 29, 2005, the Company entered into a Letter of Intent ("LOI") with Cascade Callworks, Inc. ("Cascade"), a Washington corporation. Under the terms of the LOI, the Company would acquire Cascade for $2.5 million, subject to detailed due diligence and satisfactory negotiation of other terms. The Company made a $100,000 deposit toward the purchase price in October 2005. The remaining balance on the purchase price is due at closing, which is to occur no later than June 30, 2006.

              In addition, as part of the purchase price the Company would issue Cascade warrants to purchase 400,000 shares of the Company's common stock, exercisable over a period of three years as follows:

                 a. 100,000 shares at $.50 per share;
                 b. 300,000 shares at $.75 per share.

              TOUCHSTAR

              On October 18, 2005, the Company entered into a Letter of Intent ("LOI") with the management of TouchStar Software Corporation ("TouchStar"). TouchStar owns a majority of the issued and outstanding common shares of TouchStar International Sales Limited ("TISL"), a Delaware corporation. Under the terms of the LOI, the Company would issue to TouchStar that number of shares at the market price per share on the date of transfer representing a $500,000 investment in the Company. In exchange, TouchStar would issue to the Company 50,000 shares of TISL. Following the exchange, the Company would own five percent of the issued and outstanding common shares of TISL.

              The Company has agreed that it will register at least 2 million shares of its common stock pursuant to a Registration Statement in order to ensure the registration of a sufficient number of shares to meet the $500,000 valuation of shares issued to TouchStar.

              The Company has agreed that either through itself, a subsidiary, affiliate, or third party, it will cause the shares issued to TouchStar to be repurchased from TouchStar within 30 days after the effective date of the Registration Statement at a purchase price equal to the greater of (a) the market price of the shares held by TouchStar, or (b) $500,000. If the repurchase does not occur within the stated period, each party will return all shares included in the original exchange.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              Cascade and TouchStar are affiliates with common management; however, neither entity is related to the Company.

              During February 2006, the Company issued 2 million shares of its common stock to Touchstar under the terms of the above agreement. On April 19, 2006, the Company rescinded the transaction, cancelled the shares, and restored the status of the shares as authorized but unissued.

(7)    BUSINESS PROCESS PROVIDER AGREEMENT

              On April 28, 2005, the Company entered into a Business Process Provider Agreement (the "Agreement") with Cleave Global E-Services Limited ("CGESL"), an Indian corporation. Under the agreement, the Company was to market the services provided by CGESL in the United States, United Kingdom and throughout the world on a non-exclusive basis. Contract prices for services provided by the Company to CGESL were to be based on future negotiations. In addition, the Company was to acquire a 20% equity interest in CEGSL. On April 15, 2005, the value of CGESL's business was estimated at $4 million; however, the final cost was to be established once the Company had the resources to close the acquisition. Upon signing the agreement, the Company paid CGESL a $50,000 deposit toward the acquisition.

              On September 21, 2005, the parties terminated the agreement and the Company wrote-off the $50,000 deposit to "Loss on failed acquisition".

(8)      COMMITMENT

              The Company entered into noncancellable operating lease agreement for office space. The lease commenced August 19, 2005 and expired February 28, 2006. Rental payments under the lease were $1,390 per month.

              On February 15, 2006, the Company extended its existing office lease on a month-to-month basis at a rate of $1,620 per month.

(9)      SUBSEQUENT EVENTS

              Effective May 31, 2006, the Company's Board of Directors authorized the issuance of common stock options at a price of $.02 per share as payment for accrued salaries, accrued directors' fees, and unpaid consulting services. The Company granted the options as follows:

                                            AMOUNT AT      OPTION    NUMBER OF
                                          MAY 31, 2005     PRICE      OPTIONS

              Accrued Salaries            $   131,742    $   0.02     6,587,085

              Accrued Directors' Fees          20,000    $   0.02     1,000,000

              Consulting Services              19,500    $   0.02       975,000
                                          -----------               -----------
                                          $   171,242                 8,562,085

              On May 31, 2006, the Board of Directors approved the sale of the Company's common stock and common stock purchase warrants at a price of $.20 per Unit. In addition, one warrant at $.50 will be granted to the broker for every $1.00 raised. No Units were sold as of the date of this report.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the periods ended July 31, 2005 and January 31, 2006 included in our Registration Statement on Form SB-2/A. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

         We were originally incorporated in the State of Nevada on April 6, 1998 as Boyd Energy Corporation for the purpose of developing a mechanical lifting device that would enhance existing stripper well production. We were unable to raise sufficient capital to carry out this business and focused instead on leasing properties and exploring for oil and gas. We changed our name to Barnett Energy Corporation on July 17, 2001.

         As a result of our lack of profitability and the receipt of numerous inquires from entities seeking to merge with us, our operational focus expanded beyond our oil and gas exploration to include reviewing potential merger or acquisition candidates. We believe that entities sought to merge with us due to the fact that we were perceived as a "shell" company.

         On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation ("WBSI"), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 7,720,000 post-reverse split shares of our common stock. As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary. We changed our name to Worldwide Strategies Incorporated as of June 14, 2005.

         WBSI was incorporated on March 1, 2005 to provide business process outsourcing services. WBSI intends to focus initially on providing call center services, but may expand to providing other outsourced services if it implements successfully its business plan.

         WBSI incorporated a subsidiary, Worldwide Business Solutions Limited, in the United Kingdom under The Companies Acts 1985 and 1989, on May 31, 2005. This U.K. subsidiary was formed for the purpose of supporting sales and marketing efforts in English-speaking countries. While the subsidiary has a temporary office and bank accounts established, it does not yet have any employees.

         For accounting purposes, the acquisition of WBSI has been accounted for as a recapitalization of WBSI. Since we had only minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,335,526 shares of WBSI common stock for our net liabilities at the time of the transaction. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

PLAN OF OPERATION

         Through WBSI, we offer high-end multi-task, multi-lingual call center services, such as technical support, language interpreting, debt collections, and help desk solutions. Our mission is to restore verbal clarity and operations excellence to multi-task, multi-lingual customer service outsourcing. We intend to do this by conducting a joint review of the client's support activities that may be considered for outsourcing solutions. This review may also include the merits of upgrading an in-house center with the latest technology platform software. We will then customize a client/WBSI joint proposal, and develop a pilot test and rollout schedule. Our solutions will leverage technology advantages for cost avoidance and expanded or improved customer services. By working in this manner, we believe we will develop a long-term mutually dependent relationship.

         We entered into a non-binding letter of intent to acquire Cascade Callworks Inc., a call center located in Vancouver, Washington, for a purchase price of $2,500,000. Under the terms of the letter of intent, we were to deposit $500,000 into escrow by October 21, 2005, an additional $500,000 by November 30, 2005, and $250,000 by December 31, 2005. We paid $100,000 towards the purchase price in October 2005, with the remaining balance of the purchase price due at closing, which is scheduled to occur no later than June 30, 2006. Also due at closing is a promissory note in the amount of $1,000,000. The note will be secured by a security interest in the purchased assets, due and payable 120 days from closing, and accrue interest at the rate of 9% per annum, compounded monthly. Minimum monthly payments equal to 100% of the cash flow of Cascade Callworks will be made each month until the note is paid in full. If the note is not paid in full on the due date, a minimum of 50% of all cash flows are to be paid to the seller until the note is paid in full. In addition, we issued a warrant to purchase a total of up to 400,000 shares of our common stock. The warrant is exercisable for a period of three years from closing and is exercisable as to 100,000 shares at $0.50 per share and as to 300,000 shares at $0.75 per share. Upon the successful completion of this acquisition, we would acquire approximately 170 employees and assume the lease obligations for the two Cascade facilities in Vancouver, Washington. If the transaction fails to close, we would lose the $100,000 deposit.

         We intend to fund the acquisition of Cascade Callworks through a private placement of convertible debentures being offered by WBSI. The debentures will be due 18 months from the date of issuance, with accrued interest payable in 6-month installments. Beginning six months after issuance, the notes will be convertible into shares of our common stock at a conversion price equal to 80% of the average trading price for the ten days immediately preceding the date of conversion. We would record the intrinsic value of the related beneficial conversion feature upon issuance of the proposed convertible debentures. Based on the issuance of $3,000,000 in convertible debentures, the intrinsic value of the beneficial conversion feature would total approximately $750,000, based on our most recent traded stock prices. Because the debentures would not be convertible for a period of six months, the beneficial conversion would be recorded as a discount against the debentures on the date of issuance and then amortized to interest expenses over the following six-month period.

         In addition, we propose to acquire a minority interest in a call center through our U.K. subsidiary. As of the date of this disclosure, we are still negotiating the valuation of the ownership interest.

         Since our inception in March 2005, we have relied on the sale of equity capital to fund working capital and the costs of developing our business plan. Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan, which contemplates acquisitions of existing call centers. The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.

         We had a working capital deficit of $201,590 at April 30, 2006. Based on our projected "burn rate" for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $200,000 for the remainder of the current fiscal year ended July 31, 2006. As of May 11, 2006, $100,000 had been raised. Additional debt of $171,642 was accrued at April 30, 2006, of which $136,058 has been converted to equity. We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully. In February and April, 2006, WBSI obtained bridge loans in the total amount of $106,715. Interest accrues on these loans at the rate of 9% per annum through May 31, 2006 and at 19% per annum thereafter. The loans are due October 31, 2006 and may be converted into our common stock upon default at the rate of $0.20 per share.

         Our business plan for the remainder of the current fiscal year, which ends July 31, 2006, is as follows:

         1. Raise a total of $3,000,000, with $1,150,000 of the amount allocated for the purchase price needed to close on the acquisition of Cascade Callworks or some other call center, through the sale of convertible debentures as described above. We believe that our registration for selling stockholders and creation of a public market are critical to this step, as investors will be more likely to invest if there is a public market for our stock.

         2. Complete the acquisition of Cascade Callworks or some other call center. As Cascade Callworks is a fully functioning call center, we should be receiving revenues immediately after acquisition. However, as part of the purchase price for Cascade Callworks is to be paid through a promissory note, with minimum monthly payments to be equal to 100% of the cash flow of Cascade until the note is paid in full, we will need sufficient funds for working capital. That is the reason for raising more than the cash portion of the purchase price as noted in paragraph 1 above.

         3. Market call center services. We plan to develop expanded marketing and sales teams to grow sales for Cascade Callworks or some other acquired call center, and for our affiliated call centers. We anticipate that Cascade Callworks or some other acquired call center will perform most of the call center work. In cases where customers require foreign language capability, this work will be directed to our affiliated call centers.

         4. Select sites and hire staffing for Colorado Springs call center start-up once our operation of Cascade Callworks or some other acquired call center and marketing efforts described above are underway. We will also begin to use our U.K. subsidiary to solicit large international companies. The estimated cost for a Colorado Springs call center is approximately $500,000, with funding to be provided through the sale of convertible debentures as described above. We believe that revenues would not be generated until one month after the call center is operational.

         5. Begin to market in conjunction with TouchStar Software Corporation. This effort would not require any additional cost. Revenues to us would likely be four months after we commence this marketing effort.

         If we do not complete the acquisition of Cascade Callworks, we anticipate that we will need to identify and acquire another call center for our base of operations. If we fall short of raising $3,000,000 but a public market for our stock exists at the time, we may be able to use our stock as payment for certain costs.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable and inventories, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         DEVELOPMENT STAGE. We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of July 31, 2005 and April 30, 2006, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

         CASH AND CASH EQUIVALENTS. We consider all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at July 31, 2005 and April 30, 2006.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently ranging from three to five years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

         IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

         OFFERING COSTS. We defer offerings costs, such as legal, commissions and printing costs, until such time as the offering is completed. At that time, we offset the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations at that time.

         INCOME TAXES. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

         REVENUE RECOGNITION. The Company provides its call center services under contract arrangements. The Company recognizes revenue as services are provided (based on an hourly rate) over the term of the contract.

         STOCK-BASED COMPENSATION. We account for compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No.

148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of our stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

         Pro forma information regarding the results of operations is calculated as if we had accounted for our employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method.

         LOSS PER COMMON SHARE. We report net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2005, there were 120,000 and 8,720,000 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. As of April 30, 2006, there were 450,000 and 10,700,000 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of SFAS 154 will have a significant impact on our results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. We do not expect the provisions of SFAS 153 will have a significant impact on our results of operations.

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will have a significant effect on our financial statements if management continues to issue equity instruments in exchange for employee services. In addition, we will be required to record the fair value of compensation costs for services performed after February 1, 2006 to meet the vesting requirements of equity awards granted prior to the SFAS 123R effective date.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED APRIL 30, 2006. During the nine months ended April 30, 2006 we generated our first revenues of $34,518 with a majority of those revenues occurring in the third quarter. These revenues were generated from four call center service contracts that we obtained and then outsourced. Accordingly, our profit on these contracts was relatively small ($3,950) and inadequate to cover our operating expenses of $1,004,599, resulting in an operating loss of $1,000,649.

         Salaries, benefits and payroll taxes totaled $306,973, while travel, contract labor and insurance expenses were $64,821, $67,500 and $53,103, respectively. The majority of these costs have been employed in start-up operations and in our efforts to implement our business plan.

         Professional and consulting fees were $352,768 due to the preparation and filing of the registration statement covering the resale of shares by selling shareholders and the negotiations with TouchStar Software and Cascade Callworks.

         Also, we recorded stock-based compensation expense for the vesting of options that were granted to officers, directors and others. Stock-based compensation totaled $4,073 for the nine months ended April 30, 2006.

         Depreciation of $4,054 was recorded on the gross fixed assets of $23,612, resulting in net fixed assets of $19,509 at April 30, 2006.

         Included in the operating expenses for the period was a loss of $50,000 on our failed acquisition of Cleave Global E-Services Limited, a call center in India. We had paid a $50,000 deposit toward our proposed acquisition of this company, but terminated the agreement in September 2005.

         Other general and administrative expenses incurred were $101,307. General and administrative expenses that were incurred were costs associated with starting a new company.

         We entered into several loan agreements during the last fiscal quarter. The introductory interest rate for these loans was 9%. In the third quarter, we recorded $1,364 in accrued interest expense for these loans.

         MARCH 1, 2005 (INCEPTION) TO APRIL 30, 2005. For the period from March 1, 2005 (inception) to April 30, 2005, we were engaged primarily in raising capital to implement our business plan and completing the Share Exchange transaction. Accordingly, we incurred no expenses and earned no revenue for the period.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2006, we had cash of $30,767 and a working capital deficit of $201,590. We had net proceeds from investing activities of $557,215 due to the completion of a private placement of 1,980,000 shares of common stock and warrants in September 2005, resulting in net proceeds of $557,215, and the issuance of convertible promissory notes totaling $106,715. The cash provided by our financing activities for the nine months ended April 30, 2006 offset the $829,496 of cash used in operations and $120,642 used in investing activities.

         As of July 31, 2005, we had cash of $423,690 and working capital of $413,843 due to the completion of a private placement of 2,520,000 shares of common stock and warrants in June 2005, resulting in net proceeds of $559,911, and another private placement in July 2005 of 1,000,000 shares of common stock and warrants, resulting in net proceeds of $225,000. The $790,111 of cash provided by our financing activities for the period from March 1, 2005 through July 31, 2005 offset the $363,451 of cash used in operations and $2,970 used in investing activities.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

         IF WE CANNOT OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR PLANNED OPERATIONS, WE MAY NOT BE ABLE TO ACQUIRE CALL CENTERS, THEREBY IMPAIRING OUR ABILITY TO GENERATE REVENUES.

         Since our inception, we have relied on the sale of equity capital to fund working capital and the costs of developing our business plan. Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan, which contemplates acquisitions of existing call centers. The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.

         We had a working capital deficit of $201,590 at April 30, 2006. Based on our projected "burn rate" for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $200,000 for the remainder of the current fiscal year ended July 31, 2006. We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully.

         TERMS OF SUBSEQUENT FINANCINGS MAY ADVERSELY IMPACT YOUR INVESTMENT.

         We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in the common stock could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Shares of common stock which we sell could be sold into the market, which could adversely affect market price.

         WE MAY MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR DIVERT OUR
RESOURCES.

         We propose to complete the acquisition of a domestic contact center company in Vancouver, Washington for $2,500,000 by June 30, 2006. The purchase price is to be paid through the issuance of warrants to purchase 400,000 shares, a promissory note for $1,000,000, and $1,250,000 in cash. We may also consider acquisitions of other complementary companies in our industry. We have no substantial experience in completing acquisitions of other businesses, and we may be unable to successfully complete this or future acquisitions. As we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions will place additional constraints on our resources by diverting the attention of our management from existing operations. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

         THE BUSINESS PROCESS OUTSOURCING INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE WITH BUSINESSES THAT HAVE GREATER RESOURCES THAN WE DO.

         We face significant competition for outsourced business process services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise. While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients' own in-house customer service groups, including in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

         We have existing competitors for our business process outsourcing business, and may in the future have new competitors, with greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

RISKS FACTORS RELATING TO OUR COMMON STOCK

         OUR COMMON STOCK IS SUBJECT TO SEC "PENNY STOCK" RULES.

         Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

           o Deliver to the customer, and obtain a written receipt for, a disclosure document;

           o   Disclose certain price information about the stock;

           o Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

           o Send monthly statements to customers with market and price information about the penny stock; and

           o In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

         Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

         SINCE OUR SHARES ARE TRADING ON THE "PINK SHEETS", TRADING VOLUMES AND PRICES MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE.

         Our common shares are currently trading on the "Pink Sheets". The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

         In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

         WE ARE SUBJECT TO SEC REGULATIONS AND CHANGING LAWS, REGULATIONS AND STANDARDS RELATING TO CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE, INCLUDING THE SARBANES-OXLEY ACT OF 2002, NEW SEC REGULATIONS AND OTHER TRADING MARKET RULES, ARE CREATING UNCERTAINTY FOR PUBLIC COMPANIES.

         We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 3.    CONTROLS AND PROCEDURES

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement by and between Barnett Energy Corporation and Worldwide Business Solutions Incorporated dated as of May 13, 2005 (1)
--------------------------------------------------------------------------------
       3.1         Amended and Restated Articles of Incorporation (1)
--------------------------------------------------------------------------------
       3.2         Amended Bylaws (1)
--------------------------------------------------------------------------------
      10.1         2005 Stock Plan (1)
--------------------------------------------------------------------------------
      10.2 TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (1)
--------------------------------------------------------------------------------
      10.3         Non-Binding Letter of Intent with Cascade Callworks Inc.
                   dated September 29, 2005 (1)
--------------------------------------------------------------------------------
      10.4 Non-Binding Letter of Intent with TouchStar Software Corporation dated October 18, 2005 (2)
--------------------------------------------------------------------------------
      10.5 Jointly Delivered Services, Sales and Operations Alliance Agreement dated October 26, 2005 with New Tech (2)
--------------------------------------------------------------------------------
      10.6 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with Microsistemas Gerenciales, S.A. (2)
--------------------------------------------------------------------------------
      10.7 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with United Global Information Systems S.A. (2)
--------------------------------------------------------------------------------
      10.8 Jointly Delivered Services, Sales and Operations Alliance Agreement dated December 5, 2005 with Magellan Solutions Outsourcing, Inc. (2)
--------------------------------------------------------------------------------
      10.9 Letter agreement extending closing date of Cascade Callworks acquisition (3)
--------------------------------------------------------------------------------
      10.10 Private Office Month-to-Month Rental Agreement with Wall Street Executive Suites dated February 15, 2006 (4)
--------------------------------------------------------------------------------
      10.11 Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (5)
--------------------------------------------------------------------------------
      10.12 Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of James P.R. Samuels
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of W. Earl Somerville
--------------------------------------------------------------------------------
      32.1         Certification of James P.R. Samuels Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
      32.2         Certification of W. Earl Somerville Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(2) Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2, File No. 333-129398, on January 11, 2006
(3) Filed as an exhibit to Amendment No. 4 to the registration statement on Form SB-2, File No. 333-129398, on February 28, 2006.
(4) Filed as an exhibit to Amendment No. 5 to the registration statement on Form SB-2, File No. 333-129398, on March 13, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006/

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLDWIDE STRATEGIES INCORPORATED



June 21, 2006                        By:     /s/ JAMES P.R. SAMUELS
                                        ----------------------------------------
                                        James P.R. Samuels
                                        President and Chief Executive Officer



June 21, 2006                        By:     /s/ W. EARL SOMERVILLE
                                        ----------------------------------------
                                        W. Earl Somerville
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer