Form 10KSB
period 2006-07-31
WORLDWIDE STRATEGIES INC
filed 2006-10-26
CIK 1342792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED JULY 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                       Commission File Number: 333-129398

                        WORLDWIDE STRATEGIES INCORPORATED
           (Name of small business issuer as specified in its charter)

                    NEVADA                             41-0946897
        State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization              Identification No.)

           3801 EAST FLORIDA AVENUE, SUITE 400, DENVER, COLORADO 80210
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303) 991-5887

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $34,518

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,062,263 ON SEPTEMBER 30, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,185,526 ON SEPTEMBER 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                               -----    -----

                           FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-KSB contains "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. In assessing forward-looking statements contained in this report, readers are urged to read carefully all cautionary statements, including those contained in other sections of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to:

     o our ability to generate sufficient capital to complete planned acquisitions;
     o our ability to successfully operate our business upon completion of any or all planned acquisitions;
     o     the lack of liquidity of our common stock;
     o     our ability to find and retain skilled personnel;
     o     availability of capital;
     o     the strength and financial resources of our competitors;
     o     general economic conditions; and
     o the securities or capital markets and other factors disclosed under "Management's Discussion and Analysis or Plan of Operation," "Description of Business," and elsewhere in this report.

         All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                   CURRENCIES

         All amounts expressed herein are in US dollars unless otherwise indicated.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

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

         As a result of our lack of profitability and the receipt of numerous inquires from entities seeking to merge with us, our operational focus expanded beyond oil and gas exploration to include reviewing potential merger or acquisition candidates. We believe that entities sought to merge with us due to the fact that we were perceived as a "shell" company.

         On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation ("WBSI"), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 7,720,000 shares of our common stock. As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary. We changed our name to Worldwide Strategies Incorporated as of June 14, 2005.

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

INDUSTRY BACKGROUND

         We provide Business Process Outsourcing services ("BPO") to variety of industries. BPO involves contracting with an external organization to take primary responsibility for providing a particular business process or function. Companies initially used BPO to achieve cost savings in transaction-intensive, back office business processes. Beyond cost savings, BPO adoption is driven by opportunities to qualitatively improve a wide range of business processes and a desire to outsource certain activities so that management can focus on its core products and services. Call center services, also known as tele-services, are enabled on a global basis by the availability of quality communications bandwidth at reasonable costs to such English speaking countries as India.

         The BPO market includes several functionally specific submarkets, such as human resources, procurement, logistics, sales and marketing, finance and accounting, customer management, engineering, facilities management and training. Demand for BPO services has experienced strong growth in recent years.

         The scope of outsourced customer interaction has expanded from outbound telemarketing calls to a broad spectrum of customer management services, including customer care, technical support and sales and marketing, including in-bound sales (direct response) and Internet-based interaction via e-mail. The delivery platform has evolved from single facility, low technology call centers to large, high volume customer care centers that use increasingly sophisticated networking, telephony and customer relationship management technologies.

         Companies now concentrate on brand building through improved customer care and increasing customer relationship value by encouraging the purchase of higher value, additional or complementary products and services. At the same time, global competition, downward pricing pressures and rapid changes in technology make it increasingly difficult for companies to cost-effectively maintain the in-house personnel and infrastructure necessary to handle all of their customer management needs. We believe these trends, combined with rapidly expanding consumer use of alternative communications, such as the Internet and e-mail, have resulted in increased demand for outsourced customer management services.

         We believe the factors that influence companies to outsource customer management services include:

              o   significant cost benefits;
              o the importance of professionally managed customer communications to retain and grow customer relationships;
              o the ability to free available resources and management to focus on developing core products and services;
              o increasing capital requirements for sophisticated communications technology needed to provide timely technical support and customer care; and
              o extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer care solutions.

         We expect the market for outsourced customer management services to improve as corporations continue to shift business processes from internal operations to outsourced partners.

         To operate important business processes at a reduced cost, many companies are moving selected front and back office processes to providers with offshore delivery capabilities. In recent years, fiber optic transport and Voice over Internet Protocol (VoIP) telecommunications services have become widely available at affordable rates. We also believe offshore providers have become more accepted by businesses and continue to grow in recognition and sophistication. Consequently, BPO services companies have established offshore operations or operate exclusively offshore.

         Closely related to the BPO industry, the Business Software and Services industry ("BSS") provides large scale computing solutions for the world's businesses. We believe that the cost of implementing and maintaining large business application software systems, such as Oracle and SAP, creates an opportunity for BPO providers to supply business solutions at a higher efficiency, lowering the cost of implementation and maintenance.

         Currently, the BSS sector is consolidating as larger companies are acquiring smaller BSS companies with new and niche Enterprise Resource Management ("ERM") products. The acquisitions are particularly prevalent among small ERM companies that have based their products on the flexible Microsoft SQL Server platform. We believe these acquisitions are in recognition that the established BSS companies are trying to improve their efficiency and adaptability.

OUR BUSINESS

         We offer high-end multi-task, multi-lingual call center services, such as technical support, language interpreting, debt collections, and help desk solutions. We intend to do this by conducting a joint review of the client's support activities that may be considered for outsourcing solutions. Our review may analyze the merits of upgrading an in-house center with the latest technology platform software or a combination of software and services customized by us for the client. We will then form a client/WBSI joint proposal, and develop a pilot test and rollout schedule. Our solutions will leverage technology advantages for cost avoidance and expanded or improved customer services. By working in this manner, we believe we will develop a long-term mutually dependent relationship.

         We are positioning the company to be able to provide integrated solutions to medium sized businesses. Customer care and customer acquisition are primary revenue drivers in the evolving BPO industry. Interrelated ERM applications can link customer marketing and sales information with the people that need it most. We believe strategic acquisitions of ERM technology combined with high quality BPO services will establish high economies of scale and broader, more robust enterprise solutions.

PROPOSED ACQUISITION OF COLORADO SPRINGS CALL CENTER

         A major U.S. bank has announced the closure of some of its credit card call centers. We are optimistic about the potential employee demographics and existing community support for a call center business in Colorado Springs, Colorado, and have explored a potential acquisition of a call center located in that area. Our discussions, however, have been put on hold until we have raised the capital necessary to provide for its operational requirements. We estimate our company-wide investment requirements and working capital needs during this acquisition phase to be $4,500,000. We plan to offer convertible notes secured by the assets of the ISL acquisition (described below) in order to finance the purchase.

PROPOSED ACQUISITION OF INNOVATION SOFTWARE LIMITED

         On July 20, 2006, we entered into a non-binding letter of intent to acquire Innovation Software Limited ("ISL"), an established Enterprise Resource Management ("ERM") software company located in the U.K., for the purchase price of (pound)1,000,000 (approximately $2,000,000). On September 16, 2006, we signed a Heads of Agreement with ISL further stating terms and conditions of the proposed purchase. (pound)1,000,000 is due upon signing of the definitive agreement. In addition to the purchase price, we will deliver a yet to be negotiated number of options to purchase our common stock to certain key individuals. After closing, we will review all employment agreements with the intent of retaining ISL's highly qualified personnel.

         ISL has developed a suite of ERM software and credit applications that could be bundled and sold with BPO services. We believe that the integration of ERM into BPO products and services is becoming a recognized value-added requirement within the BPO industry. We are pursuing the ISL acquisition with the intent to provide broader revenue driven marketing, sales and working capital solutions that originate from within a client's customer base. We believe that ISL's applications provide a backbone for sales and cashflow growth.

         ISL's suite of ERM software and credit applications is comparable, in function and features, to industry leaders SaleForce.com and Sage CRM Saleslogix. We estimate that the development cost to replicate ISL's suite of applications would be significantly more than any purchase price. We believe that the high cost of developing similar software creates market incentive for our present and future clients to purchase the software, rather than develop it independently.

         The funds required to complete the acquisition of ISL and the Colorado Springs call center, and to fund company-wide working capital needs during the initial transition period is estimated to be $4,500,000 if the full plan is implemented. We plan to offer convertible notes secured by the assets of the ISL acquisition in order to finance the purchase.

         In connection with our proposed acquisition of ISL, we signed an agreement with Wilkins Kennedy PLC to act as an Investment Advisor to us on September 4, 2006. Wilkins Kennedy PLC is a full service financial firm with expertise in the following areas:

o  Corporate Finance                         o  Full Audit and Advisory Practice
o  Reporting                                 o  Audit
o  Tax Practice                              o  Company Secretarial
o  U.S. Corporate-Individual Tax Planning    o  Consultancy
o  U.K. - E.U. Corporate Tax                 o  Human Resources
o  VAT                                       o  Payroll Services
o  International Tax                         o  Litigation Support

         The cost of this support is (pound)5,875 (approximately $11,515) at signing that has already been paid; and (pound)45,000 (approximately $90,000) as commission for a projected money raise of up to (pound)2,000,000 (approximately $4,000,000).

OUR REVISED BUSINESS PLAN

         Our business plan for the remainder of the current fiscal year, which ends July 31, 2007, is as follows:

            1) Raise a total of $4,500,000, with $1,150,000 of the amount allocated for the working capital needed to support a Colorado Springs call center. We believe that revenues would not be generated until one month after the call center is operational.

            2) Complete the acquisition of Innovation Software Limited, requiring an estimated $3,150,000 to fund the purchase and company-wide working capital needs during the transition period.

            3)    Eliminate debt of approximately $200,000.

            4) Market ISL's software suite to its existing and prospective customer base within the UK and USA. We plan to sell ISL's suite of applications to clients within the legal, accounting, healthcare, automotive, government services, non-profit, financial services, manufacturing, distribution, and other industries.

            5) Market call center services. We plan to develop expanded marketing and sales teams to grow sales for the Colorado Springs call center or some other acquired call center, and for our affiliated call centers. We anticipate that the Colorado Springs call center or some other acquired call center will perform most of the call center work. In cases where customers require foreign language capability, this work will be directed to our affiliated call centers.

            6) Market our services in conjunction with TouchStar Software Corporation. This effort would not require any additional cost. It will likely take four months from commencement of this marketing effort to earn would revenues from this cooperative arrangement.

            7) Develop modular ERM applications software for small business Application Service Providers, shared service providers and software bundlers.

PRODUCTS AND SERVICES

         ISL SUITE OF ERM APPLICATIONS. We intend to purchase ISL and all its assets. ISL's software assets include:

            o Customer Relationship Management ("CRM") and Customer Service software suite
            o     Credit, Collections, Query, and Risk Management software suite
            o Supplier Contacts, Communications, and Query Management Software suite

         The software products in ISL's library of ERM applications form a platform for the integration of Microsoft based applications with clients' proprietary software. We intend to utilize this capability to solve the efficiency issues faced by our target markets. These solutions may require us to acquire other software companies offering industry specific applications that can be combined with ISL's software to strengthen our competitive advantage in a particular business process.

         TOUCHSTAR SOFTWARE. We are an authorized marketer and reseller of software and hardware technologies developed by TouchStar Software Corporation, a privately-held company based in Colorado. TouchStar's products include:

            o     predictive dialers
            o     power dialers
            o     ACD *IVR
            o     Options VoIP
            o     agent monitoring/coaching
            o     digital call recording
            o     real-time graphical reports

         We had intended to further develop our relationship by being minority owners in each other. However, we and TouchStar Software Corporation mutually agreed to terminate the agreements set forth in the non-binding letter of intent dated October 18, 2005 that would have provided for such an arrangement. We, however, continue to operate under our sales and marketing agreement.

         OUTSOURCING SOLUTIONS. Through our affiliated centers, we offer several languages, including American English, Spanish, Portuguese, German, French, and Italian.

         We can manage an in-bound help desk using the client's web site or ours to answer customer questions and provide product information, installation support, processing product order, and other custom-tailored activities. The help desk services may also include email support, web collaboration, and technical services in multiple languages.

         We also offer "911" emergency language interpreting services for public service organizations, such as cities, counties, states, and federal agencies. Basic English and Spanish are available. We also provide interpreting services to U.S. companies marketing to the Spanish sector.

         OUTBOUND CALL CENTER SERVICES.  These services include:
         o   direct mail follow-up            o   appointments scheduling
         o   database selling                 o   seminar population
         o   debt collection                  o   product promotion
         o   contacts with decision makers    o   lead-generation/qualification/
         o   surveys                              management
         o   customer satisfaction            o   market intelligence
         o   information and literature       o   up sell/cross sales campaigns.
             fulfillment

         INBOUND CALL CENTER SERVICES.  These services include:
         o   catalog orders                   o   web site response
         o   consumer response follow-up      o   seminar registration
         o   customer service                 o   answering service
         o   dealer location                  o   inquiry handling
         o   toll-free response               o   email management
         o   help desk                        o   product technical information
         o   direct mail response             o   interactive voice response
         o   direct TV response               o   sales lead qualification
         o   direct radio response            o   technical support.
         o   print media response

         CALL CENTER PLATFORM APPLICATIONS. For clients with in-house centers, we market and support call center platform applications. These provide the clients' customers with the latest in advanced functions and ease-of-use technology that promotes product loyalty. We also offer a tailored information technology function that provides the client cost avoidance in maintaining a current technology call center application and upgrading activities and maintaining information technology skills.

AFFILIATED CALL CENTERS

         We have six affiliated call centers in the United States, Central America (Mexico and the Dominican Republic), the Philippines, and South America (Peru and Argentina):

            o New Tech, Santo Domingo, Dominican Republic - 60 seats with plans to expand to 250; English and Spanish language capability; started a pilot for collections with us in November 2005.

            o Microsistemas Gerenciales, S.A. de C.V., Monterrey, Mexico - 30 seats with plans to expand to 200; English and Spanish language capability; to be utilized for technical services in Spanish.

            o United Global Information Systems, S.A., Santo Domingo, Dominican Republic - 500 seats; English and Spanish language capability; started a pilot for collections in February 2006.

            o Magellan Solutions Outsourcing, Inc., Manila, Philippines - 15 seats with plans to expand to 60; English, Japanese, and Mandarin language capability.

            o Qualfon, Monterrey and Mexico City, Mexico - 1,500 seats located in Mexico City, Peru, Costa Rica, Guatemala and Argentina; English, Spanish, German, French and Italian language capability; to be utilized for language translation projects.

         We have significantly expanded our global outsourcing capability with the recent addition of Ventana Call Centers Inc. to our affiliated call center infrastructure. This increases our infrastructure capabilities to provide expanded global services across 5 continents, while maintaining and growing our initial alliance relationships. Ventana is a U.S. company providing call center services in 18 languages from locations in the Philippines, Chile, Dominican Republic and New Delhi. We will act as a global outsourcing resource for the USA Hispanic, Latin American, Asian and European markets.

         In our non-exclusive five-year agreements with our affiliated call centers, we require the centers to maintain adequate call center infrastructure, organization and systems, and industry standard agent skills that meet the requirements of our clients, including appropriate redundancy and backup systems to insure complete availability and performance under our outsourcing service agreements with our clients. As we have established TouchStar as the vendor of choice for our call centers, the affiliated call centers agree to an evaluation of their operational and technical environment to determine their compatibility with our call centers for the purpose of performing jointly delivered services to our clients. It is contemplated that all of our affiliated call centers will be integrated with TouchStar operational platform compatibility.

         We will enter into separate agreements setting forth the terms of each client service contract. The affiliated center will quote a price to us to perform the services for the service contract. Our profit will be the difference between the contract price with the client and the price with the affiliated center. For each client service contract, we will recruit and select a candidate to become the call center on-site account executive. We will train the account executive in the United States and in the client's office at our expense. After the training is complete, the affiliated center will hire the account executive as its employee and the account executive shall work from at office at the affiliated call center. We, with the account executive, will train the affiliate call center's personnel on the necessary services to be performed under the client service agreement.

SALES AND MARKETING

         We will sell our contact center services through a direct sales force. The sales force will call on business customers that have existing call centers or telephonic activity. These customers are in engaged in various industries and kinds of business activity. The contact center services being marketed are generic in nature and tailored to each business customer by script or computer menus. The acquisition of ISL will enable WWSI to provide the kind of flexible BPO service that clients are demanding.

         Initially, our direct sales force will continue to develop channels within the legal, accounting, healthcare, automotive, government services, non-profit, financial services, manufacturing, distribution, and other industries. By combining ERM with BPO in these various industries, we believe that we can meet the marketing objectives associated with "Software as a Service" and "Shared Services." We can enable clients' workflow to be directed and managed in-house, or outsourced, or a combination of both.

         Since each business customer has its own customers and its existence is impacted by how its customers are treated, we emphasize our ability to enhance the business' relationship with its customers. We believe that we have the software tools to adapt to a business' changing needs and to tailor our contact center services to the needs of the business' customers. We offer large enterprises the security and opportunity to run multiple programs for a business, such as sales campaigns, offers, product recalls, and collection activity, that can be monitored by the business on an ongoing and real-time basis. With our software platforms, the business can listen in on calls and make changes as needed. All reporting can be monitored. In essence, we believe that we can integrate our contact center services into a business to enhance a business' relationships with its customers.

         We also emphasize the cost-efficiency of utilizing our trained personnel to perform various functions for a business. We have created performance-based recruitment, training, and coaching programs to support our agents' understanding of client businesses' objectives. We believe that we can differentiate ourselves in the contact center services market, on the basis of having both superior technology and personnel.

COMPETITION

         We believe that the principal competitive factors in our business include the ability to:

           o Provide high quality professionals with strong customer interaction skills, including English language fluency with neutral accents;
           o   Offer cost-effective pricing of services;
           o   Deliver value-added and reliable solutions to clients;
           o   Provide industry specific knowledge and expertise;
           o   Generate revenues and/or savings for clients;
           o Provide a technology platform that offers a seamless experience to our clients and their customers.

         While we recently commenced our contact center business, we believe that we can compete effectively on all of the above factors.

         The BPO companies with whom we compete include offshore and U.S. based BPO companies. There are numerous BPO companies based offshore in locations such as India, the Philippines, China, Latin America, the Caribbean, Africa, and Eastern Europe. Our contact centers will face competition from established firms. These companies will likely have greater financial, personnel and other resources, including longer operating histories, more recognizable brand names and more established client relationships than us. Most of these companies will compete with us primarily on price and may be able to offer lower costs to potential clients.

         The software development companies involved with ERM include offshore and U.S. based ERM companies. Upon successful acquisition of ISL, we will face competition from well-established firms. These companies will likely have greater financial, personnel and other resources, including longer operating histories, more recognizable brand names and more established client relationships than us. These companies will compete with us on scope and variety of software offered, price, and flexibility to meet potential clients' needs. We seek to position ourselves as a service-focused company, with a workforce attuned to U.S. culture and a focus on revenue generation for our clients. We plan to offer a dynamic combination of BPO and ERM service and software that will maximize efficiency and profitability for our clients and ourselves.

         In addition to our direct competition, many companies choose to perform some or all of their own outsourcing services. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships.

EMPLOYEES

         As of July 31, 2006, we employed a total of 4 persons, all of which were full-time. None of our employees is covered by a collective bargaining agreement.

INTELLECTUAL PROPERTY

         We intend to acquire ISL, an established ERM software company located in the U.K. ISL's intellectual property is based upon Microsoft's Open Architecture. ISL has developed a suite of ERM software and credit applications comparable, in function and features, to industry leaders SaleForce.com and Sage CRM Saleslogix.

         ISL has utilized its clients' research and development and customization requirements to develop and deploy "Business Logic" based ERM applications that meet the broad needs of the various industries ISL services. We believe that this intellectual property has seven years of market acceptance and enhancements and is ideally positioned to capture a significant share of the emerging BPO market among medium sized businesses.

         The use of Microsoft Open Architecture limits claims against ISL to intellectual property rights. For a small BSS developer, having established software products in the market for "touch and feel," business logic and branding nomenclature reduces the risk being sued by other firms making legal assertions to intellectual property infringement. ISL's seven-year history of independent and established application development provides some comfort against the threat of intellectual property infringement actions.

REGULATORY ENVIRONMENT

         Federal, state and international laws and regulations impose a number of requirements and restrictions on our BPO business. There are state and federal consumer protection laws that apply to our business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information, that apply to our business process outsourcing business and to our employees' interactions and communications with others. For example, the Federal Trade Commission's Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technology, applies to calls to customers. Many states also have telemarketing laws that may apply to our business process outsourcing business, even if the call originates from outside the state.

         Federal and state regulators are empowered to examine and take enforcement actions for violations of these laws and regulations or for practices, policies or procedures they deem non-compliant, unfair, unsafe or unsound. Moreover, lawsuits may be brought by appropriate regulatory agencies, attorney generals and private parties for non-compliance with these laws and regulations. Accordingly, a failure to comply with the laws and regulations applicable to our BPO business could have a material adverse effect on us.

         Depending on the nature of our telemarketing engagement, we may be subject to regulations governing communications with consumers including regulations prohibiting misrepresentations in telephone sales. Since we are dealing with United States consumers, we are subject to the various "do not call" regulations. In addition, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data. Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

         A variety of federal and state legislation has been proposed that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located, and in certain cases to obtain consent to handling calls or sending customer information offshore. It is also possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. In addition, various federal tax changes that could adversely impact the competitive position of offshore outsourcing services are also under consideration. Any expansion of existing laws or the enactment of new legislation directly or indirectly restricting offshore outsourcing may adversely impact our ability to do business with U.S. clients, particularly if these changes are widespread.

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

         AS A DEVELOPMENT STAGE COMPANY, WE CANNOT ASSURE YOU THAT WE WILL SUCCEED OR BE PROFITABLE. We have been in business for a little more than a year. From March 1, 2005 (inception) through July 31, 2006, we generated revenues of only $34,518. We are in the development stage, as that term is defined by certain financial accounting standards. This means that as of July 31, 2006, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets. While we believe that we will be able to implement our business plan and generate revenues by the end of the current fiscal year ending July 31, 2007, we cannot assure you that we will be successful or profitable.

         IF WE CANNOT OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR PLANNED OPERATIONS, WE MAY NOT BE ABLE TO ACQUIRE CALL CENTERS OR A STRATEGIC SOFTWARE PORTFOLIO, THEREBY IMPAIRING OUR ABILITY TO GENERATE REVENUES. Since our inception, we have relied on the sale of equity capital to fund working capital and the costs of developing our business plan. Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan, which contemplates acquisition and conversion of existing call centers and a software company. The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.

         We had working capital of $78,941 at July 31, 2006. Based on our projected "burn rate" for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $4,500,000 for the fiscal year ended July 31, 2007. We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully.

         TERMS OF SUBSEQUENT FINANCINGS MAY ADVERSELY IMPACT YOUR INVESTMENT. We may have to engage in common equity, debt, or preferred stock financing in the future. The value of an investment in our common stock could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms given to our current investors. Shares of common stock that we sell could be sold into the market, which could adversely affect market price.

         WE MAY MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR DIVERT OUR RESOURCES. We plan to acquire a domestic call center in Colorado Springs, Colorado. We also propose to complete an acquisition of a foreign software development company, Innovation Software Limited, requiring a total purchase price of (pound)1,000,000 (approximately $2,000,000). The planned and proposed acquisitions will require an unspecified amount of additional capital expenditure in the form of planning, due diligence, legal, and accounting fees. We have no substantial experience in completing acquisitions of other businesses, and we may be unable to successfully complete this or future acquisitions. As we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions will place additional constraints on our resources by diverting the attention of our management from existing operations. Acquisitions will increase the size and expense of our labor force. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

         THE BPO INDUSTRY AND THE ERM SOFTWARE INDUSTRY ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE WITH BUSINESSES THAT HAVE GREATER RESOURCES THAN WE DO. We face significant competition for BPO services and ERM software and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise. While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients' own in-house customer service groups, including in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. We believe our principal competitors in the enterprise resource management software market include Oracle, SAP, IBM, and other offshore and U.S.-based software companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

         We have existing competitors for our business process outsourcing business and enterprise resource management software business, and may in the future have new competitors, with greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

         OUR COMPETITORS MAY SUE US, WITH OR WITHOUT CAUSE, FOR COPYRIGHT OR PATENT INFRINGEMENT OR PREVENT US FROM PURSUING PROFITABLE OPPORTUNITIES IN ERM ARENA. We could be subjected to liability for legal fees and damages in a lawsuit based upon a violation of intellectual property rights. We intend to acquire a software company that is free from potential intellectual property liability; however, we cannot guarantee freedom from frivolous lawsuits by our competitors. Any perceived infringement could subject us to litigation from a multitude of private parties seeking redress wrongs that may not have any foundation in fact or law.

         Furthermore, intellectual property law on the state and federal level, as well as international intellectual property enforcement treaties, may limit our ability to customize, adapt, or acquire ERM software according to our clients needs. We may make changes and upgrades to ISL's software that may unintentionally infringe upon certain unidentified copyrights or patents. While we will strive to apply every effort to avoid such a situation, if it occurred, we may be unable to pursue profitable markets and product offerings which could severely affect our ability to operate successfully within the BPO industry.

         WE MAY EXPERIENCE SIGNIFICANT EMPLOYEE TURNOVER RATES IN THE FUTURE AND WE MAY BE UNABLE TO HIRE AND RETAIN ENOUGH ADEQUATELY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS. The business process outsourcing industry is labor intensive and our success will depend on our ability to attract, hire, and retain qualified employees. We will compete for qualified personnel with companies in our industry and in other industries and this competition is increasing as the business process outsourcing industry expands. Our growth will require that we continually hire and train new personnel. The business process outsourcing industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

         WE MAY ENCOUNTER A LONG SALES AND IMPLEMENTATION CYCLE REQUIRING SIGNIFICANT RESOURCE COMMITMENTS BY OUR CLIENTS, WHICH THEY MAY BE UNWILLING OR UNABLE TO MAKE. Our service and software delivery involves significant resource commitments by both our clients and ourselves. Potential clients' senior management and a significant number of our clients' personnel must evaluate our proposals in various functional areas, each having specific and often conflicting requirements. Despite the significant expenditures of funds and management resources, the potential client may not engage our services. We anticipate that our sales cycle will generally range up to six to twelve months or longer. Failure to close may have a negative impact on revenue and income as these resources could otherwise be used for a paying client. We believe the following factors enter into a client's decision:

            o The client's alternatives to our services, including willingness to replace their internal solutions or existing vendors;

            o The client's budgetary constraints, and the timing of budget cycles and approval processes;
            o The client's willingness to expend the time and resources necessary to integrate their systems with our systems and network; and
            o The timing and expiration of the client's current outsourcing agreements for similar services.

         Once a client engages us at the conclusion of the sales process, we anticipate that it will take from four to six weeks to integrate the client's systems with ours. It may take as long as three months thereafter to ramp-up our services, including training, to satisfy the client's requirements.

         OUR OPERATIONS COULD SUFFER FROM TELECOMMUNICATIONS OR TECHNOLOGY DOWNTIME, DISRUPTIONS, OR INCREASED COSTS. We will be highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our proposed business, we will be required to record and process significant amounts of data quickly and accurately to access, maintain, and expand the databases we will be using for our services. We will also be dependent on continuous availability of voice and electronic communication with customers. If we were to experience interruption on our telecommunications network, we would possibly experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients, or third parties or electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, with respect to the call center we propose to acquire, that call center currently depends on significant vendors for facility storage and related maintenance of its main technology equipment and data. Any failure of these vendors to perform these services could result in business disruptions and impede that center's ability to provide services to its clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce revenues and harm our business.

         FAILURE TO PERFORM MAY RESULT IN REDUCED REVENUES OR CLAIMS FOR DAMAGES. Failures to meet service requirements of a client could disrupt the client's business and result in a reduction in revenues or a claim for substantial damages against us. For example, some of our agreements may have standards for service that, if not met by us, may result in reduced payments. In addition, because many of our projects will likely be business-critical projects for our clients, a failure or inability to meet a client's expectations would seriously damage our reputation and affect our ability to attract new business. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages.

         A REVERSAL OF INDUSTRY TRENDS TOWARD OFFSHORE OUTSOURCING DUE TO NEGATIVE PUBLIC REACTION IN THE UNITED STATES AND RECENTLY PROPOSED LEGISLATION MAY ADVERSELY AFFECT DEMAND FOR OUR PROPOSED SERVICES. Our proposed business depends in large part on U.S. industry trends towards outsourcing business processes offshore. The trend to outsource business processes may not continue and could reverse. Offshore outsourcing has become a politically sensitive topic in the United States. Many organizations and public figures have publicly expressed concerns about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider.

         A variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. Any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing may adversely impact our ability to do business with U.S. clients, particularly if these changes are widespread.

         UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT AND CUSTOMER DATA, WHETHER THROUGH BREACH OF OUR COMPUTER SYSTEMS OR OTHERWISE, COULD EXPOSE US TO PROTRACTED AND COSTLY LITIGATION AND CAUSE US TO LOSE CLIENTS. We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

         OUR POTENTIAL CLIENTS MAY ADOPT TECHNOLOGIES THAT DECREASE THE DEMAND FOR OUR SERVICES, WHICH COULD REDUCE OUR REVENUES AND SERIOUSLY HARM OUR BUSINESS. We plan to target clients with a need for our customer management services and we will depend on their continued need of our services. However, over time, clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in any revenues we are generating at the time, and harm our business.

RISKS FACTORS RELATING TO OUR COMMON STOCK

         FUTURE EQUITY TRANSACTIONS, INCLUDING EXERCISE OF OPTIONS OR WARRANTS, COULD RESULT IN DILUTION. In order to raise sufficient capital to implement our planned operations, from time to time, we intend to sell restricted stock, warrants, and convertible debt to investors in private placements. Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices. These transactions will cause dilution to existing stockholders. Also, from time to time, options will be issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved. In addition, such shares would increase the number of shares in the "public float" and could depress the market price for our common stock.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal offices are located at 3801 East Florida Avenue, Suite 400, Denver, Colorado. We lease these offices pursuant to a month-to-month lease. The base rent on the lease is $1,995 per month.

         We also have offices located at 3000 Hillswood Drive, Chertsey, Surrey KT16 0RS managed by a Regus organization. These offices cost about $300.00 a month. We plan to eliminate these offices before December 31, 2006. It is anticipated that upon the acquisition of ISL, we will transfer our U.K. offices to a yet to be determined location.

         Our legal address for our U.K. subsidiary is that of the accountant and financial firm Wilkins Kennedy, 77-79 High Street, Egham, Surrey TW20 9HY, UK.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against us. To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No stockholders meetings were held during the fiscal year ended July 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has been quoted in the "pink sheets" under the symbol "WWSI" since July 8, 2005. It traded under the symbol "BNTT" prior to that time. The trading symbol often appears as "WWSI.PK" in quotation requests on the Internet. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years and the current fiscal year, and have been adjusted to reflect a 1-for-2 reverse stock split. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                       HIGH BID          LOW BID

         July 31, 2004.......................       $   0.006        $   0.0022
         October 31, 2004....................       $   0.0024       $   0.0022
         January 31, 2005....................       $   0.44         $   0.0022
         April 30, 2005......................       $   0.36         $   0.14
         July 31, 2005.......................       $   1.60         $   0.24
         October 31, 2005....................       $   1.85         $   0.88
         January 31, 2006....................       $   0.88         $   0.55
         April 30, 2006......................       $   0.55         $   0.45
         July 31, 2006.......................       $   0.50         $   0.18

         On October 13, 2006, the last sale price for the common stock on the Pink Sheets was $0.12.

HOLDERS AND DIVIDENDS

         As of September 30, 2006, there were 291 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended July 31, 2006, we issued and sold unregistered securities set forth in the table below.

------------------------------------------------------------------------------------------------------------------
                       PERSONS OR CLASS OF
       DATE                  PERSONS                       SECURITIES                         CONSIDERATION
------------------------------------------------------------------------------------------------------------------
6/22/06 - 6/29/06   12 employees and           Options to purchase 8,562,085 shares of     Forgiveness of unpaid
                    consultants                common stock at $0.02 per share for 5       wages and fees
                                               years from the date of issuance
------------------------------------------------------------------------------------------------------------------
7/21/06             3 officers                 Options to purchase 597,000 shares of       Forgiveness of unpaid
                                               common stock at $0.05 per share for 5       wages
                                               years from the date of issuance
------------------------------------------------------------------------------------------------------------------

         No underwriters were used in the above stock transactions. We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to all of the transactions, as the investors with either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or accredited investors. Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-KSB.

OVERVIEW

         On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation ("WBSI"), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 7,720,000 shares of our common stock. As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary.

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

         We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JULY 31, 2006. During the year ended July 31, 2006, we generated our first revenues of $34,518, with a majority of those revenues occurring in the third quarter. These revenues were generated from four call center service contracts that we obtained and then outsourced. Accordingly, our profit on these contracts was relatively small ($3,950) and inadequate to cover our operating expenses of $3,505,452, resulting in an operating loss of $3,501,502.

         The most significant expense was the non-cash expense of stock-based compensation of $2,547,613, arising from a Black-Scholes calculation valuing stock options. These options were issued as compensation, which eliminated a cash requirement of $250,992, for salaries, directors' fees and consulting fees. There was no similar charge for the five months ended July 31, 2005.

         Professional and consulting fees were $351,980 due to the preparation and filing of the registration statement covering the resale of shares by selling shareholders and the negotiations with TouchStar Software and Cascade Callworks.

         Salaries, benefits and payroll taxes totaled $245,180, while travel, contract labor and insurance expenses were $88,244, $87,750 and $77,352, respectively. The majority of these costs has been employed in start-up operations and in our efforts to implement our business plan.

         We incurred other expenses of $150,000, consisting of a loss of $50,000 on our failed acquisition of Cleave Global E-Services Limited, a call center in India, and a loss of $100,000 on our failed acquisition of Cascade Callworks Inc. In April 2005, we entered into a business process provider agreement with Cleave Global E-Services Limited that provided for, among other things, our acquisition of a 20% equity interest in that company. We paid a $50,000 deposit toward the acquisition, but terminated the agreement in September 2005. We entered into a non-binding letter of intent to acquire Cascade Callworks Inc., a call center located in Vancouver, Washington, for a purchase price of $2,500,000. We paid $100,000 towards the purchase price in October 2005, with the remaining balance of the purchase price due at closing, which was scheduled to occur no later than June 30, 2006. The transaction failed to close by June 30, 2006. The parties terminated the agreement and we wrote off the $100,000 deposit.

         As a result of this other expense, we incurred a net loss of $3,659,020 for the year ended July 31, 2006, as compared to a net loss of $323,298 for the period from March 1, 2005 through July 31, 2005.

         MARCH 1, 2005 TO JULY 31, 2005. For the period from March 1, 2005 to July 31, 2005, we were engaged primarily in raising capital to implement our business plan and completing the share exchange transaction. We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America. Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a loss of $323,298 for the period.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception in March 2005, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan. Net cash provided by financing activities of $1,535,826 offset the $1,342,433 used in operating activities and $123,612 used in investing activities.

         We had working capital of $78,941 at July 31, 2006, primarily as a result of net proceeds of $88,500 from a private placement offering which commenced in July 2006 and completed in August 2006. In addition, we renegotiated and extended the maturity date of bridge loans totaling $206,715 to dates later than July 31, 2007, thereby moving these loans from current debt to long-term status.

         In February and April 2006, WBSI obtained bridge loans in the total amount of $106,715. Interest accrued on these loans at the rate of 9% per annum through May 31, 2006 and at 19% per annum thereafter. The loans were due October 31, 2006 and could be converted into our common stock upon default at the rate of $0.20 per share. In May 2006, we secured another loan of $100,000 along the same terms and conditions as the prior two loans. This loan was due November 30, 2006. All of these loans have been renewed as 12-month, 9% interest-bearing notes, maturing October 31, 2007 and November 11, 2007, respectively.

GOING CONCERN

         The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2006, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $3,982,318. Based upon current operating levels, we will be required to obtain additional capital or significant reconfiguration of our operations to sustain our operations beyond July 31, 2007.

CONTRACTUAL OBLIGATIONS

         We lease office space on a month-to-month basis at a rate of $1,995 per month. We have no other contractual commitments.

PLAN OF OPERATIONS

         We will require additional funding to achieve our business plan for the current fiscal year ending July 31, 2007. Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan, which contemplates acquisitions of other businesses, as described in Item 1. Description of Business. The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.

         We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully.

         Our business plan for the remainder of the current fiscal year, which ends July 31, 2007, is as follows:

            1) Raise a total of $4,500,000, with $1,150,000 of the amount allocated for the working capital needed to support a Colorado Springs call center. We believe that revenues would not be generated until one month after the call center is operational.

            2) Complete the acquisition of Innovation Software Limited, requiring an estimated $3,150,000 to fund the purchase and company-wide working capital needs during the transition period.

            3)    Eliminate debt of approximately $200,000.

            4) Market ISL's software suite to its existing and prospective customer base within the UK and USA. We plan to sell ISL's suite of applications to clients within the legal, accounting, healthcare, automotive, government services, non-profit, financial services, manufacturing, distribution, and other industries.

            5) Market call center services. We plan to develop expanded marketing and sales teams to grow sales for the Colorado Springs call center or some other acquired call center, and for our affiliated call centers. We anticipate that the Colorado Springs call center or some other acquired call center will perform most of the call center work. In cases where customers require foreign language capability, this work will be directed to our affiliated call centers.

            6) Market our services in conjunction with TouchStar Software Corporation. This effort would not require any additional cost. It will likely take four months from commencement of this marketing effort to earn revenues from this cooperative arrangement.

            7) Develop modular ERM applications software for small business Application Service Providers, shared service providers and software bundlers.

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

         DEVELOPMENT STAGE. We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of July 31, 2006, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

         CASH AND CASH EQUIVALENTS. We consider all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at July 31, 2006.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

         REVENUE RECOGNITION. We provide our call center services under contract arrangements. We recognize revenue as services are provided (based on an hourly rate) over the term of the contract.

         STOCK-BASED COMPENSATION. Effective February 1, 2006, we adopted SFAS No. 123R, "Share Based Payment." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of our stock and the exercise price of the option. Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." As a result of the change in accounting policy, we recorded $2,498,113 as stock-based compensation on the stock options granted during the year ended July 31, 2006.

         LOSS PER COMMON SHARE. We report net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2006, there were 10,144,085 and 12,600,000 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include the:

            o   report of independent registered public accounting firm,
            o   balance sheet as of July 31, 2006,
            o statements of operations, cash flows and shareholders' deficit for the years ended July 31, 2006 and the period from March 1, 2005 (inception) to July 31, 2006, and
            o   notes to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2006.


ITEM 8A. CONTROLS AND PROCEDURES

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


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are:

         NAME                       AGE     POSITION
         James P.R. Samuels          59     Chief Executive Officer and Director
         Fred A. Merian              50     President
         W. Earl Somerville          67     Chief Financial Officer, Secretary
                                            and Treasurer
         Donald A. Christensen       76     Director
         Frank J. Deleo              50     Director
         Robert T. Kane              63     Director
         Edward J. Weisberg          50     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         JAMES P.R. SAMUELS, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Samuels founded Worldwide Business Solutions Incorporated in March 2005 and has been the chief executive officer and a director of the company since June 2005. From May 1996 to March 2004, he served as vice president-finance, treasurer and chief financial officer of Rentech, Inc., a publicly-held company headquartered in Denver, Colorado. Rentech develops and markets processes for conversion of low-value carbon-bearing solids or gases into high-value hydrocarbons. From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon, Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Sources, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing technologies for the transportation, industrial and petrochemical markets. From 1989 to 1991, he was vice president and general manager of the automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1989 to 1991, he was vice president and general manager of the automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, Mr. Samuels was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., of Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany. He received a Bachelor's degree in Business Administration from Lowell Technological Institute in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984.

         FRED MERIAN, PRESIDENT. Mr. Merian has been our president since June 2006. He has been the managing partner and founder of Convergence Consultants LLC, a consulting firm based in the Denver, Colorado area since June 2000. Through that firm, he has provided business consulting services to both private and public companies in the areas of corporate development, operations, and finance. From 1997 to 2000, Mr. Merian was the vice president corporate development of Foreland Corporation, a publicly-held oil and gas exploration company based in Denver, Colorado, and from 1995 to 1997, he was the vice president and chief financial officer for Combined Metals Reduction Company, a precious metal mining company in Reno, Nevada. He served as the president and chief operating officer of Vessels Oil & Gas Company, Denver, Colorado, from
1992 to 1995. Mr. Merian worked as a business management consultant to various companies from 1985 to 1992, after having worked with Union Pacific Resources Corporation, Rock Springs, Wyoming, in operations management from 1981 to 1985; Tenneco Oil Company, Denver, Colorado, as a project engineer from 1980 to 1981; and Amoco Production Company, Houston, Texas, and Tulsa, Oklahoma, as a senior engineer and research engineer from 1978 to 1980. Mr. Merian received a bachelor of science degree in geological/petroleum engineering, computer science and mineral economics in 1978 from the University of Missouri-Rolla.

         W. EARL SOMERVILLE, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Earl Somerville has been our chief financial officer, secretary and treasurer since June 2005. He has over 37 years of experience in accounting. He has been self-employed as a chartered accountant in Oakville, Ontario, Canada, since 1992. From 1984 to 1991, he was a vice president of finance for Facet of Canada Inc., a Canadian holding company whose subsidiaries were engaged in the manufacture and distribution of automotive products. He was the divisional controller for Canadian Fram Limited from 1974 to 1991, a manufacturer of auto parts. Mr. Somerville is a member of the Institute of Chartered Accountants of Ontario.

         DONALD A. CHRISTENSEN, DIRECTOR. Donald Christensen has been a director since June 2005. He is a business, financial and international trade consultant with an engineering degree and extensive large corporate management experience. He has served as president of European Whitestone Company, financial consultants, since 1988. Mr. Christensen was the secretary and a director of Torque Engineering Corporation, a publicly-held company headquartered in Elkhart, Indiana, from March 1999 to June 2001. From August 1997 to July 1998, he was a director of Horizontal Ventures, Inc. (now known as GREKA Energy Corporation), a public company specializing in horizontal drilling sources for the oil and gas industry. He worked with several construction companies from 1953 to 1976. He has a degree in engineering from the University of Missouri.

         FRANK J. DELEO, DIRECTOR. Mr. Deleo has been a director since June 2005. He has been with Citigroup Inc. since 1978. He was with CitiFinancial Branch Network from 1996, first as a vice president/regional manager and since March 2002 as a managing director over Texas, New Mexico, Oklahoma, and Kansas. CitiFinancial, which is part of Citigroup Inc., a financial services company listed on the New York Stock Exchange, offers consumer loan products and services, including real estate, personal loans, and loans to finance consumer goods. From 1979 to 1996, he was employed by Associates Corporation of North America. Mr. Deleo received a bachelors degree in psychology from University of Stoney Brook in 1977.

         ROBERT T. KANE, DIRECTOR. Robert Kane has been a director since June 2005. He has been a practicing attorney in Munhall, Pennsylvania, since 1970. Mr. Kane received his J.D. degree from Villanova University in 1970 and his B.S. degree from Pennsylvania State University in 1965.

         EDWARD J. WEISBERG, DIRECTOR. Edward Weisberg has been a director since September 2005. Since April 2004, he has been the vice president of eCommerce of iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services. He is responsible for leading that company's efforts toward direct web-based sales of products and services. From November 2003 to April 2004, he was the executive vice president of The Frugal Flower, Inc., a privately-held national flower distribution company located in Sudbury, Massachusetts. While he was with The Frugal Flower, he established and managed the eCommerce initiative. In 1995, he co-founded BX Technologies, Inc., a Providence, Rhode Island company that provided Web development, hosting, software product, Web services, and ongoing Internet marketing and support. He served as the president of BX Technologies, Inc. until April 2003. Prior to founding BX Technologies, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc. Mr. Weisberg has a masters degree in management from MIT/Sloan School of Management and a bachelors degree in social psychology from the University of Pennsylvania.

COMMITTEES

         AUDIT COMMITTEE. Our audit committee members are Donald A. Christensen and Edward J. Weisberg. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its responsibility to oversee:

            1) the integrity of our financial statements, controls and disclosure;

            2) the qualifications and independence of our independent accountants;

            3) the performance of our independent accountants and of its internal audit staff; and

            4)   our compliance with legal and regulatory requirements.

         The Audit Committee has the sole authority to appoint our independent accountants, subject to any shareholder ratification. The Audit Committee also prepares the annual Audit Committee report required by the rules and regulations of the Securities and Exchange Commission to be included in our annual proxy statement.

         AUDIT COMMITTEE FINANCIAL EXPERT. Donald A. Christensen serves as our financial expert.

         An audit committee financial expert means a person who has the following: (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer's financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

         An audit committee financial expert shall have acquired such attributes through: (1) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (2) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (3) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or (4) other relevant experience.

         COMPENSATION COMMITTEE. Our compensation committee members are Frank J. Deleo and Robert T. Kane. The Compensation Committee is appointed by the Board of Directors to (1) discharge the responsibilities of the Board of Directors relating to compensation of our executives and (2) produce an annual report on executive compensation for inclusion in our proxy statement in accordance with applicable rules and regulations.

FAMILY RELATIONSHIPS

         There is no family relationship between any director, executive or person nominated or chosen by us to become a director or executive officer of our company.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. While the officers and directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business, in terms of having adequate time to devote to the business of the company.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         As we do not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, we are not subject to the reporting requirements of Section 16(a) of that Act.


ITEM 10. EXECUTIVE COMPENSATION

         The table below sets forth information the remuneration of our chief executive officer since inception (March 1, 2005) through our last completed fiscal year (July 31, 2006). There were no executive officers whose total annual salary and bonus equaled or exceeded $100,000.

SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                   --------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                   ----------------------------------------------- -------------------------------------- ------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL      FISCAL                             COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)    TION($)         ($)       SARS (#)        ($)        TION($)
----------------------------------------------------------------------------------------------------------------------
   James P.R.       2006      $66,500        -0-          -0-          -0-       2,045,000       -0-          -0-
  Samuels, CEO
    (1)<F1>         2005      $50,000        -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
----------------------

(1)<F1>  Mr. Samuels' current annual salary is $36,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES      % OF TOTAL OPTIONS/       EXERCISE OR
                         NDERLYING OPTIONS/SARS  SARS GRANTED TO EMPLOYEES     BASE PRICE
NAME                          GRANTED (#)             IN FISCAL YEAR             ($/SH)        EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------
James P.R. Samuels, CEO        1,775,000                   24.99%                  $0.02           6/1/2011
                                270,000                                            $0.05          7/21/2011
----------------------------------------------------------------------------------------------------------------

OPTIONS EXERCISED IN THE LAST FISCAL YEAR

         No options were exercised in the fiscal year ended July 31, 2006.

LONG-TERM INCENTIVE PLAN AWARDS

         No long-term incentive plan awards were granted in the fiscal year ended July 31, 2006.

COMPENSATION OF DIRECTORS

         Each of our non-employee directors receives $1,000 and reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance. For scheduled conference call board meetings, each non-employee director received $500 per meeting. In addition, each director is granted 30,000 shares of common stock per year to compensate him for ad hoc telephone calls, management support, and committee responsibilities.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of September 30, 2006. As of September 30, 2006, there were 17,185,526 shares of Common Stock outstanding.

                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  BENEFICIAL OWNERSHIP (2)<F2>   PERCENT OF CLASS (2) <F2>
----------------------------------------                      ------------------------       --------------------
James P.R. Samuels                                                 3,915,000 (3)<F3>                19.50%
3801 East Florida Avenue, #400
Denver, Colorado 80210

Art Boorujy
3801 East Florida Avenue, #400                                     2,590,000 (4)<F4>                15.63%
Denver, Colorado 80210

Jack Herman
4326 61st Avenue,                                                  2,227,085 (5)<F5>                11.47%
Bradenton, Florida 34203

W. Earl Somerville                                                 1,806,000 (6)<F6>                 9.66%
182 Tilford Road
Oakville, Ontario L6L 4Z3 Canada

Fred A. Merian
215 Sylvestor Place                                                1,766,000 (7)<F7>                 9.32%
Highlands Ranch, Colorado 80129

Howard Mayer                                                        980,000 (8)<F8>                  8.78%
3200 Park Avenue 8F-1
Bridgeport, Connecticut 06604

Gary Quinn CPA in Trust
230 North Park Blvd #102                                              1,500,000                       8.73%
Grapevine, Texas 76051

Donald A. Christensen                                               710,000 (9)<F9>                  4.04%
48 S Evanston Way
Aurora, Colorado 80012

Frank J. Deleo                                                      310,000 (10)<F10>                1.77%
1517 Tennison Parkway
Colleyville, Texas 76034

Robert T. Kane                                                      310,000 (10)<F10>                1.77%
3620 Main Street
Munhall, Pennsylvania 15120


                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  BENEFICIAL OWNERSHIP (2)<F2>   PERCENT OF CLASS (2) <F2>
----------------------------------------                      ------------------------       --------------------
Edward J. Weisberg                                                  310,000 (10)<F10>                1.77%
18 Whispering Pine Road
Sudbury, Massachusetts 01776

All officers and directors as a group  (7 persons)                 9,127,000 (11)<F11>              36.96%
-----------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 17,185,526 shares of common stock outstanding as of September 30, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from September 30, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Includes 850,000 shares issuable upon the exercise of warrants and 2,045,000 shares issuable upon the exercise of vested stock options.

(4)<F4> Includes 2,000,000 shares issuable upon exercise of warrants and 590,000 shares issuable upon the exercise of vested stock options.

(5)<F5> Includes 2,227,085 shares issuable upon exercise of vested stock options.

(6)<F6> Includes 100,000 shares issuable upon exercise of warrants and 1,406,000 shares issuable upon exercise of vested stock options.

(7)<F7> Includes 1,766,000 shares issuable upon exercise of vested stock options.

(8)<F8>  Includes 580,000 shares issuable upon exercise of warrants.

(9)<F9> Includes 100,000 shares issuable upon exercise of warrants and 310,000 shares issuable upon exercise of vested stock options.

(10)<F10>Includes 310,000 shares issuable upon exercise of vested stock options.

(11)<F11>Includes 7,507,000 shares issuable upon exercise of warrants and vested stock options.

         James P.R. Samuels may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2006:

---------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
Plan category                       warrants and rights                rights                   future issuance
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   -0-                          --                         500,000
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not           10,249,085                      $0.07                         -0-
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Total                                   10,249,085                      $0.07                       500,000
---------------------------------------------------------------------------------------------------------------------

STOCK OPTION PLAN

         By written consent dated May 13, 2005, our shareholders adopted the 2005 Stock Plan. Under the Plan up to 500,000 shares of our common stock (the "Available Shares") that may be purchased pursuant to the exercise of incentive stock options, non-qualified stock options, stock grants and stock-based awards ("Stock Rights") which may be granted to our employees, directors and consultants. This Plan will terminate on May 13, 2015, unless terminated at an earlier date by vote of the shareholders.

         The 2005 Stock Plan is intended to (i) encourage ownership of shares by our employees and directors of and certain consultants to the company; (ii) induce them to work for the benefit of the company; and (iii) provide additional incentive for such persons to promote the success of the company.

         The 2005 Stock Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has the authority to:

            1) interpret the provisions of the Plan and all Stock Rights and to make all rules and determinations which it deems necessary or advisable for the administration of the Plan;

            2) determine which employees, directors and consultants shall be granted Stock Rights;

            3) determine the number of shares for which a Stock Right shall be granted;

            4) specify and terms and conditions upon which a Stock Right may be granted; and

            5) adopt any sub-plans applicable to residents of any specified jurisdiction as it deems necessary in order to comply with any tax or other laws applicable to the company.

         The Committee may amend the Plan to the extent necessary to qualify any or all outstanding Stock Rights granted under the Plan for favorable federal income tax treatment, and to the extent necessary to qualify the shares issuable upon exercise of Stock Rights for listing on any national securities exchange or quotation in any national quotation system of securities dealers. Any amendment that the Committee determines is of a scope that requires shareholder approval shall be subject to obtaining such shareholder approval.

         The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations, stock splits or combinations.

         Each option granted under the Plan will be evidenced by a written option agreement between us and the optionee. The option price of any incentive stock option or non-qualified option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant. "Fair Market Value" per share as of a particular date is defined in the Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the reporting system or, if none, the average of the closing bid and asked prices of our common stock in the over-the-counter market or, if such quotations are unavailable, the value determined by the Committee in its discretion in good faith.

         The exercise period of incentive stock options or non-qualified options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years.

         To exercise an option, the optionee must pay the full exercise price in cash, by check or such other legal consideration as may be approved by the Committee. Such other consideration may consist of shares of common stock having a fair market value equal to the option price, cashless exercise, a personal recourse note, or in a combination of cash, shares, cashless exercise and a note, subject to approval of the Committee.

         An option may not be exercised unless the optionee then is an employee, consultant, officer, or director of our company or its subsidiaries, and unless the optionee has remained continuously as an employee, consultant, officer, or director of our company since the date of grant of the option. If the optionee ceases to be an employee, consultant, officer, or director of our company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, consultant, officer or director of our company.

         If the employee is terminated "for cause" (as that term is defined in the Plan), such employee's options will terminate immediately on the date the optionee ceases employment or association.

         If an optionee dies while an employee, consultant, officer or director of our company, or if the optionee's employment, consultant, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

         Each offer of a stock grant to a participant shall state the date prior to which the stock grant must be accepted by the participant, and a written agreement shall set forth the purchase price per share, if any, of the shares covered by the stock grant, the number of shares covered by the stock grant, and the terms of any right of the company to restrict or reacquire the shares subject to the stock grant. A participant shall accept a stock grant by executing the applicable agreement and delivering it the company, together with payment for the full purchase price, if any. Payment may be made by cash, check, shares of common stock having a fair market value equal to the purchase price, a personal recourse note, or a combination of the foregoing.

         Stock Rights granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or the rules thereunder. Stock Rights may only be exercised or accepted during the participant's lifetime by the participant and thereafter only by his legal representative. A participant to whom a Stock Right has been granted has no rights as a shareholder with respect to any shares covered by a Stock Right until the exercise of the option or acceptance of the stock grant..

         As a condition to the exercise or acceptance of a Stock Right or upon the lapsing of any right of repurchase, we may withhold the amount of our required tax withholding liability. We, to the extent permitted or required by law, may deduct a sufficient number of shares due to the optionee to allow us to pay such withholding taxes.

         As of July 31, 2006, no Stock Rights had been granted under the Plan.

OTHER STOCK OPTION GRANTS

         In an effort to reduce our liabilities, in June 2006, we granted 12 officers, directors, employees, and consultants options to purchase an aggregate of 8,562,085 shares of our common stock at an exercise price of $.02 per share, in exchange for accrued compensation and expenses. Additionally, in July 2006, we granted three officers options to purchase an aggregate of 597,000 shares of our common stock at an exercise price of $.05 per share, in exchange for accrued compensation and expenses. All of these options were vested at the date of grant. The option grants to the officers and directors are as set forth below:

----------------------------------------------------------------------------------------------
                            NUMBER OF SHARES    EXERCISE
NAME                        COVERED BY OPTION     PRICE     EXPIRATION DATE         VESTING
----------------------------------------------------------------------------------------------
Art Boorujy                        390,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
Earl Somerville                  1,005,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
Earl Somerville                    201,000        $0.05        7/14/2011         Fully Vested
----------------------------------------------------------------------------------------------
Fred Merian                      1,340,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
Fred Merian                        126,000        $0.05        7/14/2011         Fully Vested
----------------------------------------------------------------------------------------------
Jack Herman                      2,027,085        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
James Samuels                    1,775,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
James Samuels                      270,000        $0.05        7/14/2011         Fully Vested
----------------------------------------------------------------------------------------------
Don Christensen                    250,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
Edward Weisberg                    250,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
Frank Deleo                        250,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------
Robert Kane                        250,000        $0.02        5/31/2011         Fully Vested
----------------------------------------------------------------------------------------------

         In connection with the acquisition of WBSI in July 2005, we issued the following stock options to replace those that had been issued by WBSI prior to the consummation of the acquisition:

------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SHARES      EXERCISE
OPTIONEE                     COVERED BY OPTION       PRICE      EXPIRATION DATE               VESTING
------------------------------------------------------------------------------------------------------------------
Don Christensen                   90,000             $0.25         4/30/2010      60,000 vested; 30,000 vesting
                                                                                   4/30/2007
------------------------------------------------------------------------------------------------------------------
Frank Deleo                       90,000             $0.25         4/30/2010      60,000 vested; 30,000 vesting
                                                                                   4/30/2007
------------------------------------------------------------------------------------------------------------------
Raymond Podjasek                  30,000             $0.25         4/30/2010      30,000 vested
------------------------------------------------------------------------------------------------------------------
Robert Kane                       90,000             $0.25         4/30/2010      60,000 vested; 30,000 vesting
                                                                                   4/30/2007
------------------------------------------------------------------------------------------------------------------
Art Boorujy                       200,000            $0.25         4/30/2010      200,000 vested
------------------------------------------------------------------------------------------------------------------
W. Earl Somerville                200,000            $0.25         4/30/2010      200,000 vested
------------------------------------------------------------------------------------------------------------------
Jack Herman                       300,000            $0.25         4/30/2010      200,000 vested; 100,000 vesting
                                                                                  4/30/2007
------------------------------------------------------------------------------------------------------------------


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than the bridge loan transaction described below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         BRIDGE LOANS. From February 9, 2006 through April 7, 2006, James P.R. Samuels, our chief executive officer and a director loaned our subsidiary, WBSI, $76,715. The promissory notes evidencing the loans carried a 9% interest rate through May 31, 2006 and thereafter at 19% per annum, and matured on October 31, 2006. The notes were convertible into shares of our common stock upon default at a rate of $0.20 per share. Interest expense for the year ended July 31, 2006 was $3,864. These notes have been renewed and revised to a 9% interest only note with a 12-month maturity date. Interest will be paid quarterly. These loans were made on the same terms as loans from unaffiliated third parties.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.


ITEM 13.          EXHIBITS

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
  10.7 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with United Global Information Systems S.A. (2)
--------------------------------------------------------------------------------
  10.8 Jointly Delivered Services, Sales and Operations Alliance Agreement dated December 5, 2005 with Magellan Solutions Outsourcing, Inc. (2)
--------------------------------------------------------------------------------
  10.9 Letter agreement extending closing date of Cascade Callworks acquisition (3)
--------------------------------------------------------------------------------
  10.10 Private Office Month-to-Month Rental Agreement with Wall Street Executive Suites dated February 15, 2006 (4)
--------------------------------------------------------------------------------
  10.11 Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (5)
--------------------------------------------------------------------------------
  10.12 Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (5)
--------------------------------------------------------------------------------
  10.13       Promissory Note to James P.R. Samuels dated October 31, 2006
--------------------------------------------------------------------------------
  10.14       Promissory Note to Dirk Nye dated October 31, 2006
--------------------------------------------------------------------------------
  10.15       Promissory Note to Dirk Van Keulen dated November 11, 2006
--------------------------------------------------------------------------------
  31.1        Rule 15d-14(a) Certification of James P.R. Samuels
--------------------------------------------------------------------------------
  31.2        Rule 15d-14(a) Certification of W. Earl Somerville
--------------------------------------------------------------------------------
  32.1 Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
  32.2 Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
-------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(2) Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2, File No. 333-129398, on January 11, 2006
(3) Filed as an exhibit to Amendment No. 4 to the registration statement on Form SB-2, File No. 333-129398, on February 28, 2006.
(4) Filed as an exhibit to Amendment No. 5 to the registration statement on Form SB-2, File No. 333-129398, on March 13, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL                                  AUDIT-RELATED
YEAR          AUDIT FEES                FEES                      TAX FEES                 ALL OTHER FEES
2005          -0-                       -0-                       -0-                      -0-
2006          $15,599                   $4,978                    -0-                      -0-

PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee must pre-approve any use of our independent accountants for any non-audit services. All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLDWIDE STRATEGIES INCORPORATED



Date:  October 19, 2006                 By: /s/ JAMES P.R. SAMUELS
                                           -------------------------------------
                                              James P.R. Samuels
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE

                                         Chief Executive Officer and Director
/s/ JAMES P.R. SAMUELS                   (Principal Executive Officer)                  October 19, 2006
------------------------------------
James P.R. Samuels
                                         Chief Financial Officer, Secretary and
                                         Treasurer (Principal Financial Officer and
/s/ W. EARL SOMERVILLE                   Principal Accounting Officer)                  October 19, 2006
------------------------------------
W. Earl Somerville


/s/ DONALD A. CHRISTENSEN                Director                                       October 19, 2006
------------------------------------
Donald A. Christensen


/s/ FRANK J. DELEO                       Director                                       October 19, 2006
------------------------------------
Frank J. Deleo


/s/ ROBERT T. KANE                       Director                                       October 19, 2006
------------------------------------
Robert T. Kane


/s/ EDWARD J. WEISBERG                   Director                                       October 19, 2006
------------------------------------
Edward J. Weisberg

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                       ---------

Report of Independent Registered Public Accounting Firm................   F-2

Balance Sheet at July 31, 2006                                            F-3

Statements of Operations for the year ended July 31, 2006,
    for the period from March 1, 2005 (inception)
    through July 31, 2005 and for the period from March 1, 2005
    (inception) through July 31, 2006..................................   F-4

Statement of Changes in Shareholders' Deficit from March 1, 2005
    (inception) through July 31, 2006..................................   F-5

Statements of Cash Flows for the year ended July 31, 2006,
    for the period from March 1, 2005 (inception) through
    July 31, 2005 and for the period from March 1, 2005
    (inception) through July 31, 2006..................................   F-6

Notes to Financial Statements..........................................   F-7

To the Board of Directors and Shareholders:
Worldwide Strategies Incorporated

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Worldwide Strategies Incorporated (a development stage company) as of July 31, 2006, and the related statements of operations, changes in shareholders' deficit and cash flows for the year ended July 31, 2006, the period from March 1, 2005 (inception) through July 31, 2005, and the period from March 1, 2005 (inception) through July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated as of July 31, 2006, and the results of its operations and its cash flows for the year ended July 31, 2006, for the period from March 1, 2005 (inception) through July 31, 2005, and the period from March 1, 2005 (inception) through July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, incurred liabilities in excess of assets over the past year and has and has an accumulated deficit of $3,982,318. Based upon current operating levels, the Company may be required to obtain additional capital or significant reconfiguration of its operations to sustain its operations beyond July 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CORDOVANO AND HONECK LLP

Cordovano and Honeck LLP
Englewood, Colorado
October 9, 2006

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JULY 31, 2006

                                     ASSETS

Current Assets:
   Cash.........................................................................$     69,781
   Prepaid expenses.............................................................      24,188
                                                                                -------------

         Total current assets...................................................      93,969

Office equipment, net of accumulated depreciation of $5,886.....................      17,726
Deposits (Note 5)...............................................................       1,405
                                                                                -------------

         Total assets...........................................................$    113,100
                                                                                =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts and notes payable:
      Trade payable.............................................................$     12,028
      Commissions payable, related party (Note 2)...............................       3,000
                                                                                -------------

         Total current liabilities..............................................      15,028

Long-term debt:
   Notes payable, related party (Note 2)........................................      76,715
   Notes payable (Note 4).......................................................     130,000
                                                                                -------------

         Total liabilities......................................................     221,743
                                                                                -------------

Shareholders' deficit (Notes 2 and 3):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      -0- shares issued and outstanding.........................................          --
   Common stock, $.001 par value; 100,000,000 shares authorized,
      14,935,526 shares issued and outstanding                                        14,936
   Additional paid-in capital...................................................   3,858,739
   Deficit accumulated during development stage.................................  (3,982,318)
                                                                                -------------

         Total shareholders' deficit............................................    (108,643)
                                                                                -------------

         Total current liabilities and shareholders' deficit....................$    113,100
                                                                                =============

                 See accompanying notes to financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                       March 1,             March 1,
                                                                                         2005                 2005
                                                                   For the            (Inception)          (Inception)
                                                                 Year Ended             Through              Through
                                                                  July 31,             July 31,             July 31,
                                                                    2006                 2005                 2006
                                                             -------------------  -------------------  -------------------
Sales........................................................$           34,518   $               --   $           34,518
Cost of sales................................................           (30,568)                  --              (30,568)
                                                             -------------------  -------------------  -------------------
                                                                          3,950                   --                3,950
                                                             -------------------  -------------------  -------------------

Operating expenses:
   Salaries, benefits and payroll taxes......................           245,180               75,666              320,846
   Stock based compensation (Notes 2 and 3)..................         2,547,613                   --            2,547,613
   Professional and consulting fees..........................           351,980              129,755              481,735
   Travel....................................................            88,244               59,736              147,980
   Contract labor............................................            87,750               24,000              111,750
   Insurance.................................................            77,352                9,640               86,992
   Depreciation..............................................             5,837                   49                5,886
   Other general and administrative expenses.................           101,496               24,452              125,948
                                                             -------------------  -------------------  -------------------
      Total operating expenses...............................         3,505,452              323,298            3,828,750
                                                             -------------------  -------------------  -------------------
      Loss from operations...................................        (3,501,502)            (323,298)          (3,824,800)

Other expense:
   Interest expense..........................................            (7,518)                  --               (7,518)
   Loss from asset disposal..................................          (150,000)                  --             (150,000)
                                                             -------------------  -------------------  -------------------
      Loss before income taxes...............................        (3,659,020)            (323,298)          (3,982,318)

Income tax provision (Note 4)................................                --                   --                   --
                                                             -------------------  -------------------  -------------------

      Net loss...............................................$       (3,659,020)  $         (323,298)  $       (3,982,318)
                                                             ===================  ===================  ===================

Basic and diluted loss per share.............................$            (0.28)  $            (0.05)
                                                             ===================  ===================
Basic and diluted weighted average
   common shares outstanding.................................        13,059,885            6,299,702
                                                             ===================  ===================

                 See accompanying notes to financial statements
                                      F-4

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                        Deficit
                                                                           Common                      Accumulated
                                                   COMMON STOCK             Stock        Additional      During
                                            --------------------------   Subscriptions      Paid-In    Development
                                               SHARES       Par Value     Receivable      Capital         Stage          Total
                                            ------------   -----------   -------------  ------------  -------------  ------------
Balance at March 1, 2005 (inception)........          --   $        --   $         --   $        --   $         --   $        --

March 1, 2005, sale of common stock
   to founders' (Note 2)....................   5,200,000         5,200             --            --             --         5,200
April though June 2005, sale of common
   stock in private offering at $.25 per
   share, net of $65,089 of offering
   costs (Note 3)...........................   2,520,000         2,520         (5,000)      562,391             --       559,911
July 2005, stock issued in recapitalization
   with Barnett Energy Corp. (Note 1).......   2,335,526         2,336             --        (2,385)            --           (49)
                                            ------------   -----------   -------------  ------------  -------------  ------------

July 8, 2005, following recapitalization....  10,055,526        10,056         (5,000)      560,006             --       565,062

July 2005, sale of common stock in
   private offering at $.25 per share,
   net of $25,000 of offering costs
   (Note 3).................................   1,000,000         1,000             --       224,000             --       225,000
Net loss, March 1, 2005 (Inception)
   through July 31, 2005....................          --            --             --            --       (323,298)     (323,298)
                                            ------------   -----------   -------------  ------------  -------------  ------------

Balance at July 31, 2005....................  11,055,526        11,056         (5,000)      784,006       (323,298)      466,764

August 2005, collection of common stock
   subscriptions (Note 3)...................          --            --          5,000            --             --         5,000
August 2005, sale of common stock in
   private offering at $.25 per share, net
   of $49,500 of offering costs (Note 3)....   1,980,000         1,980             --       443,520             --       445,500
July 2006, sale of common stock in
   private offering at $.05 per share, net
   of $9,500 of offering costs (Note 2 and 3)  1,900,000         1,900             --        83,600             --        85,500
Stock options issued in exchange for
   accrued compensation and
   expenses (Notes 2 and 3).................          --            --             --     2,498,113             --     2,498,113
Stock warrants issued in exchange for
   the Cascade Letter of Intent
    termination (Notes 3)...................          --            --             --        49,500             --        49,500
Net loss, for the year ended
   July 31, 2006............................          --            --             --            --     (3,659,020)   (3,659,020)
                                            ------------   -----------   -------------  ------------  -------------  ------------
Balance at July 31, 2006....................  14,935,526   $    14,936   $         --   $ 3,858,739   $ (3,982,318)  $  (108,643)
                                            ============   ===========   =============  ============  =============  ============


                 See accompanying notes to financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                 March 1,           March 1,
                                                                                   2005               2005
                                                              For the          (Inception)         (Inception)
                                                            Year Ended           Through             Through
                                                             July 31,            July 31,           July 31,
                                                               2006                2005               2006
                                                         -----------------  ------------------  -----------------
Cash flows from operating activities:
   Net loss..............................................$     (3,659,020)  $        (323,298)  $     (3,982,318)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation.......................................           5,837                  49              5,886
      Loss on failed acquisition.........................         150,000                  --            150,000
      Stock based compensation (Notes 2 and 3)...........       2,547,613                  --          2,547,613
      Net liabilities acquired in Barnett recapitalization             --                  49                 49
      Changes in current assets and liabilities:
        Receivables, prepaid expenses and other
          current assets.................................           4,224             (79,915)           (75,691)
        Accounts payable.................................         (26,130)             38,158             12,028
        Accrued liabilities..............................          (1,506)              1,506                 --
                                                         -----------------  ------------------  -----------------
            Net cash used in
              operating activities.......................        (978,982)           (363,451)        (1,342,433)
                                                         -----------------  ------------------  -----------------

Cash flows from investing activities:
  Purchases of equipment.................................         (20,642)             (2,970)           (23,612)
  Deposit paid on Cascade acquisition (Note 5)...........        (100,000)                 --           (100,000)
                                                         -----------------  ------------------  -----------------
            Net cash used in
              investing activities.......................        (120,642)             (2,970)          (123,612)
                                                         -----------------  ------------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of common stock.....................         595,000             880,200          1,475,200
  Payments for offering costs............................         (56,000)            (90,089)          (146,089)
  Proceeds from notes payable, related party (Note 2)....          76,715                  --             76,715
  Proceeds from notes payable............................         130,000                  --            130,000
                                                         -----------------  ------------------  -----------------
            Net cash provided by
              financing activities.......................         745,715             790,111          1,535,826
                                                         -----------------  ------------------  -----------------

            Net change in cash...........................        (353,909)            423,690             69,781

Cash, beginning of period................................         423,690                  --                 --
                                                         -----------------  ------------------  -----------------

Cash, end of period......................................$         69,781   $         423,690   $         69,781
                                                         =================  ==================  =================

Supplemental disclosure of cash flow information:
  Income taxes...........................................$             --   $              --   $             --
                                                         =================  ==================  =================
  Interest...............................................$          7,518   $              --   $          7,518
                                                         =================  ==================  =================


                 See accompanying notes to financial statements
                                      F-6

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

         Worldwide Strategies Incorporated (the "Company") was incorporated on March 1, 2005 as Worldwide Business Solutions Incorporated ("WBSI") in the State of Colorado. The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers.

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

         On June 14, 2005, BEC changed its name to Worldwide Strategies Incorporated.

         DEVELOPMENT STAGE

         The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of July 31, 2006, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

         GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $3,659,020, $323,298, and $3,982,318 for the year ended July 31, 2006, for the period from March 1, 2005 (inception) through July 31, 2005 and for the period from March 1, 2005 (inception) through July 31, 2006, respectively. In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2006, and has an accumulated deficit of $3,982,318. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

         In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the year ended July 31, 2006, the Company obtained an additional $590,000 in capital by selling restricted shares of common stock. Additionally, the Company issued convertible promissory notes during the year ended July 31, 2005, in exchange for $206,715.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company  considers all highly liquid debt instruments with original
         maturities   of  three  months  or  less  when   acquired  to  be  cash
         equivalents. The Company had no cash equivalents at July 31, 2006.

         FINANCIAL INSTRUMENTS

         The carrying amounts of cash and current liabilities approximate fair value due to the short-term maturity of the instruments.

         PROPERTY AND EQUIPMENT

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

         Depreciation expense for the year ended July 31, 2006, for the period from March 1, 2005 (inception) through July 31, 2005, and for the period from March 1, 2005 (inception) through July 31, 2006 totaled $5,837, $49, and $5,886, respectively.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         OFFERING COSTS

         The Company defers offerings costs, such as legal, commissions and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations at that time.

         INCOME TAXES

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

         REVENUE RECOGNITION

         The  Company   provides  its  call  center   services   under  contract
         arrangements. The Company recognizes revenue as services are provided (based on an hourly rate) over the term of the contract.

         STOCK-BASED COMPENSATION

         Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of the Company's stock and the exercise price of the option. Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". As a result of the change in accounting policy, the Company recorded $2,547,613 as stock-based compensation on the stock options granted during the year ended July 31, 2006.

         LOSS PER COMMON SHARE

         The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2006, there were 10,144,085 and 12,600,000 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         FISCAL YEAR-END

         The Company's year-end is July 31.

         NEW ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

(2)   RELATED PARTY TRANSACTIONS

         COMMISSION PAYABLE

         In July 2006, the Company conducted a private placement offering whereby it sold 1,900,000 units at a price of $.05 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. (See Note 3) The Company incurred offering costs of $3,000 payable to three of its directors. This amount is reflected in the accompanying financial statements as commission payable, related party.

         CONVERTIBLE NOTES PAYABLE

         During the year ended July 31, 2006, the Company issued three convertible promissory notes to its President/CEO in exchange for a total of $76,715. The notes carry a 9% interest rate through May 31, 2006 and a 19% interest rate from June 1, 2006 through October 31, 2006. The notes mature, along with any unpaid accrued interest, on October 31, 2006. Interest expense for the year ended July 31,

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         2006 totaled $3,864. The notes are also convertible into shares of the Company's common stock at the option of the note holder after the October 31, 2006 maturity date. Any unpaid principal and interest may be converted into the Company's common stock at a rate of $.20 per share, or 383,575 shares.

         The convertible promissory notes carry imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock totals $19,179. The conversion feature is only available if the Company defaults on the notes.

         In October 2006, the Company renegotiated the promissory notes to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. If the Company does not repay the notes by October 31, 2007 the beneficial conversion will be recorded to interest expense at that time.

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

(3)   SHAREHOLDERS' EQUITY

         COMMON STOCK

         In July 2006, the Company conducted a private placement offering whereby it sold 1,900,000 units at a price of $.05 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $88,500, after deducting offering costs of $6,500. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         In August 2005, the Company conducted a private placement offering whereby it sold 1,980,000 units at a price of $.25 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $445,500, after deducting offering costs of $49,500. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD

         Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

         In June 2006, the Company granted ten of its officers, directors, and employees options to purchase an aggregate of 7,587,085 shares of the Company's common stock at an exercise price of $.02 per share, in exchange for accrued compensation and expenses. All 7,587,085 options were fully vested on the grant date. The quoted market price of the stock was $.28 per share on the grant date. The Company valued the options at $.274 per share, or $2,079,620. This amount is reflected in the accompanying financial statements as stock based compensation.

         In July 2006, the Company granted three of its officer options to purchase an aggregate of 597,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for accrued compensation and expenses. All 597,000 options were fully vested on the grant date. The quoted market price of the stock was $.25 per share on the grant date. The Company valued the options at $.240 per share, or $143,101. This amount is reflected in the accompanying financial statements as stock based compensation.

         The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate..............                4.97%
         Dividend yield.......................                0.00%
                                               Ranging from 139.92%
         Volatility factor....................           to 140.33%
         Weighted average expected life.......              5 years

         OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE INTRINSIC VALUE METHOD

         On April 30, 2005, the Company granted four directors options to purchase an aggregate of 360,000 shares of the Company's common stock at an exercise price of $.25 per share. 120,000 options were fully vested on the grant date, an additional 120,000 options vest on April 30, 2006, and the remaining 120,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $11,160. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $1,395 as stock based

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31 2006.

         On August 18, 2005, the Company granted three officers options to purchase an aggregate of 700,000 shares of the Company's common stock at an exercise price of $.25 per share. 300,000 options were fully vested on the grant date, an additional 300,000 options vest on April 30, 2006, and the remaining 100,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $21,700. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $4,650 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31 2006.

         On September 30, 2005, the Company granted a director options to purchase an aggregate of 90,000 shares of the Company's common stock at an exercise price of $1.12 per share. 30,000 options were fully vested on the grant date, an additional 30,000 options vest on September 30, 2006, and the remaining 30,000 options vest on September 30, 2007. All of the options expire on September 30, 2010. The exercise price of the options equaled the traded market price of the stock on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.14 per share, or $12,600. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $2,100 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31 2006.

         The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate......................        2.70%
         Dividend yield...............................        0.00%
         Volatility factor............................        0.00%
         Weighted average expected life...............      5 years

         Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                                                                               March 1, 2005       March 1, 2005
                                                                Year            (Inception)         (Inception)
                                                               Ended              Through             Through
                                                           July 31, 2006       July 31, 2005       July 31, 2005
                                                         -----------------   -----------------   -----------------
         Net loss, as reported...........................$     (3,659,020)   $       (323,298)   $     (3,982,318)
            Decrease due to:
               Employee stock options....................         (24,803)             (4,650)            (29,453)
                                                         -----------------   -----------------   -----------------
         Pro forma net loss..............................$     (3,683,823)   $       (327,948)   $     (4,011,771)
                                                         =================   =================   =================

         As reported:
            Net loss per share - basic and diluted.......$          (0.28)   $          (0.05)
                                                         =================   =================
         Pro Forma:
            Net loss per share - basic and diluted.......$          (0.28)   $          (0.05)
                                                         =================   =================


         The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

                                                                                              Fair Value
                                                                        Options Vested         Incurred
                                 Number of                                  Through             Through
         Date of Grant        Options Granted    Total Fair Value       July 31, 2006       July, 31, 2006
         ---------------      ---------------    ----------------       --------------      --------------
            4/30/2005                360,000     $        11,160              262,500       $       6,510
            8/18/2005                700,000              21,700              655,000              15,721
            9/30/2005                 90,000              12,600               67,500               7,222
                              ---------------    ----------------       --------------      --------------

                                   1,150,000     $        45,460              985,000       $      29,453
                              ===============   ==================      ==============      ==============

         $4,650 of the stock options' total fair value incurred through July 31, 2006 ($29,453) was recognized during the period from March 1, 2005 (Inception) through July 31, 2005.

         OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD

         In June 2006, the Company granted two consultants options to purchase an aggregate of 975,000 shares of the Company's common stock at an exercise price of $.02 per share, in exchange for accrued expenses. All 975,000 options were fully vested on the grant date. The quoted market price of the stock was $.28 per share on the grant date. The Company valued the options at $.274 per share, or $267,248. This amount is reflected in the accompanying financial statements as stock based compensation.

         The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate.....................          4.97%
         Dividend yield..............................          0.00%
         Volatility factor...........................        139.92%
         Weighted average expected life..............        5 years

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         In July 2006, the Company granted 250,000 warrants to the officers of Cascade, as part of the termination of the Letter of Intent dated September 29, 2005 and the amendment to that Letter of Intent dated December 13, 2005. All 250,000 warrants were exercisable on the grant date at the price of $.25. The quoted market price of the stock was $.25 per share on the grant date. The Company recorded the warrants at a fair value of $.198 per share or $49,500. This amount is reflected in the accompanying financial statements as stock based compensation.

         The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate.....................          5.05%
         Dividend yield..............................          0.00%
         Volatility factor...........................        140.33%
         Weighted average expected life..............        3 years

         Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2006:

                                                                                                   Weighted      Weighted
                                                                                                   Average       Average
                                                     Awards Outstanding            Exercise        Exercise     Remaining
                                             --------------------------------        Price           Price      Contractual
                                                   Total       Exercisable         Per Share       Per Share        Life
                                             --------------- ----------------  ----------------  ------------  -------------
         Outstanding at
           March 1, 2005 (inception)..                  -                -     $           -     $       -           -
         Granted........................          9,080,000        9,030,000   $          0.25   $      0.25     3.76 years
         Exercised...................                   -                -     $           -     $       -          N/A
         Cancelled/Expired......                    (60,000)         (47,500)  $           -     $       -          N/A
                                             --------------- ---------------- -----------------  ------------  -------------
         Outstanding at July 31, 2005..           9,020,000        8,982,500   $          0.25   $      0.25     3.76 years

         Granted..................               14,079,085       14,011,585   $  0.02 - $1.15   $      0.11     4.75 years
         Exercised...............                       -                -     $           -     $       -          N/A
         Cancelled/Expired...                           -                -     $           -     $       -          N/A
                                             --------------- ----------------  ----------------  ------------  -------------
         Outstanding at July 31, 2006.           23,099,085       22,994,085   $  0.02 - $1.15   $      0.16     4.36 years
                                             =============== ================  ================  ============  =============

         Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2006:

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                                                                                  Total
            Description                                         Options          Warrants         Awards
         -----------------------------------------------------------------   --------------   --------------
         Outstanding at March 31, 2005 (inception)..                  -                -               -
         Granted...............................                   360,000        8,720,000       9,080,000
         Exercised................................                    -                -               -
         Cancelled/Expired..................                      (60,000)             -           (60,000)
                                                             -------------   --------------   --------------
         Outstanding at July 31, 2005......                       300,000        8,720,000       9,020,000

         Granted.................................               9,949,085        4,130,000      14,079,085
         Exercised.............................                       -                -               -
         Cancelled/Expired...............                             -                -               -
                                                             -------------   --------------   --------------
         Outstanding at July 31, 2006........                  10,249,085       12,850,000      23,099,085
                                                             =============   ==============   ==============

         PREFERRED STOCK

         The Company is authorized to issue 25,000,000 shares of $.001 par value preferred stock. The Company's Board of Directors may divide and issue the preferred shares in series. Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

(4)   NOTES PAYABLE

         During the year ended July 31, 2006, the Company issued three convertible promissory notes to unrelated third parties in exchange for a total of $130,000. At July 31, 2006, the Company had notes payable as follows:

         Notes payable, due on November 11, 2007
           interest at 9%..............................$         100,000
         Notes payable, due on October 31, 2007
           interest at 9%..............................           25,000
         Notes payable, due on October 31, 2007
           interest at 9%..............................            5,000
                                                       -----------------
                                                       $         130,000
                                                       =================

         Interest expense for the year ended July 31, 2006 totaled to $3,654.

         The notes are also convertible into shares of the Company's common stock at the option of the note holder after the maturity dates. Any unpaid principal and interest may be converted into the Company's common stock at a rate of $.20 per share, or 650,000 shares.

         The convertible promissory notes carry imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock totals $7,500. The conversion feature is only available if the Company defaults on the notes.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         In October 2006, the Company renegotiated two of its promissory notes to extend the maturity dates to October 2007 and to adjust the interest rate to 9%. At the same period, the Company renegotiated one of its promissory notes to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. The Company agreed to pay the related accrued interest beginning January 31, 2007 by issuing shares of common stock to the Holder. The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month. If the Company does not repay the notes by the maturity dates, the beneficial conversion will be recorded to interest expense at that time.

(5)   INCOME TAXES

         A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

                                                                          March 1, 2005
                                                           Year            (Inception)
                                                           Ended             Through
                                                       July 31, 2006      July 31, 2005
                                                     -----------------  -----------------
         U.S. statutory federal rate, graduated......           34.00%             33.81%
         State income tax rate, net of federal.......            3.06%              0.00%
         Net operating loss (NOL) for which
           no tax benefit is currently available.....          -37.06%            -33.81%
                                                     -----------------  -----------------
                                                                 0.00%              0.00%
                                                     =================  =================

         At July 31, 2006, deferred tax assets consisted of a net tax asset of $1,337,292, due to operating loss carryforwards of $3,932,207, which was fully allowed for, in the valuation allowance of $1,337,292. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the year ended July 31, 2006 was $1,227,956. The net operating loss carryforward expires through the year 2025.

         At July 31, 2005, deferred tax assets consisted of a net tax asset of $109,336, due to operating loss carryforwards of $323,347, which was fully allowed for, in the valuation allowance of $109,336. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the period from March 1, 2005 (inception) through July 31, 2005 was $109,336.

         The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

         Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(6)   LETTERS OF INTENT

         CASCADE

         On September 29, 2005, the Company entered into a Letter of Intent ("LOI") with Cascade Callworks, Inc. ("Cascade"), a Washington corporation. Under the terms of the LOI, the Company would acquire Cascade for $2.5 million, subject to detailed due diligence and satisfactory negotiation of other terms. The Company made a $100,000 deposit toward the purchase price in October 2005. The remaining balance on the purchase price is due at closing, which is to occur no later than April 30, 2006.

         In addition, as part of the purchase price the Company would issue Cascade warrants to purchase 400,000 shares of the Company's common stock, exercisable over a period of three years as follows:

              a. 100,000 shares at $.50 per share;
              b. 300,000 shares at $.75 per share.

         In July 2006, the Company terminated the agreements set forth in the Letter of Intent and amendments to that letter. Accordingly, the Company wrote-off the $100,000 deposit to "Loss on failed acquisition" and issued three year warrants to purchase 250,000 shares of the Company's common stock exercisable at the fair market value at the date of grant.

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

         In February 2006, the Company issued 2 million shares of its common stock to Touchstar under the terms of the above agreement. On April 19, 2006, the Company rescinded the transaction, cancelled the shares, and restored the status of the shares as authorized but unissued.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

(8)   COMMITMENTS

         The Company entered into noncancellable operating lease agreement for office space. The lease commenced August 19, 2005 and expires February 28, 2006 (see Note 9). Rental payments under the lease are $1,390 per month.

         On February 15, 2006, the Company extended its existing office lease on a month-to-month basis at a rate of $1,620 per month. Rent expense for the year ended July 31, 2006 and for the period from March 1, 2005 (inception) through July 31, 2005 totaled $25,517 and $4,154, respectively.

(9)   CONCENTRATION OF CREDIT RISK FOR CASH

         The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). At July 31, 2006, the loss that would have resulted from that risk totaled $-0-. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)  SUBSEQUENT EVENTS

         In October 2006, the Company completed a private placement offering whereby it sold an additional 2,250,000 units at a price of $.05 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $101,400, after deducting offering costs of $11,250. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         In September 2006, the Company issued 60,000 shares of its common stock to three of its directors, in exchange for commission payable of $3,000.

         In September 2006, the Company signed a Heads of Agreement to purchase 100% of the issued capital of E-nnovation.com Limited. The proposed purchase price is (pound)1,000,000 to be settled in one cash payment at the date of completion.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         In October 2006, the Company renegotiated promissory notes payable to its President/CEO to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. The notes payable was reclassified on the accompanying financial statements as a long-term notes payable, related party in the amount of $76,715.

         In October 2006, the Company renegotiated two of its promissory notes payable to an unrelated third party to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. At the same period, the Company renegotiated one of its promissory notes to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. The Company also agreed to pay the related accrued interest beginning January 31, 2007 by issuing shares of common stock to the Holder. The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month. The notes payable was reclassified on the accompanying financial statements as a long-term notes payable, in the amount of $130,000.