Form 10QSB
period 2006-10-31
WORLDWIDE STRATEGIES INC
filed 2006-12-15
CIK 1342792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                 For the quarterly period ended OCTOBER 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ________________ to _______________

                       Commission file number: 333-129398

                        WORLDWIDE STRATEGIES INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                               41-0946897
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF DECEMBER 13, 2006 - 17,356,587 SHARES OF COMMON STOCK

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                                                                           Page
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Index to Financial Statements                                       3

         Condensed Balance Sheet (unaudited) as of October 31, 2006          4

         Condensed Statements of Operations (unaudited) for the
         three months ended October 31, 2006 and 2005, and for the
         period from March 1, 2005 (inception) through October 31, 2006      5

         Condensed Statement of Changes in Shareholders' Deficit
         (unaudited) from July 31, 2006 through October 31, 2006             6

         Condensed Statements of Cash Flows (unaudited) for the
         three months ended October 31, 2006 and 2005, and for the
         period from March 1, 2005 (inception) through October 31, 2006      7

         Notes to Condensed Financial Statements (unaudited)                 8

Item 2.  Management's Discussion and Analysis or Plan of Operations         15

Item 3.  Controls and Procedures                                            28


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        29

Item 3.  Defaults Upon Senior Securities                                    29

Item 4.  Submission of Matters to a Vote of Security Holders                29

Item 5.  Other Information                                                  29

Item 6.  Exhibits                                                           30


SIGNATURES                                                                  32

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS
                                  (UNAUDITED)







                                                                          Page
                                                                        --------

Condensed Balance Sheet at October 31, 2006                                 4

Condensed Statements of Operations for the three months ended
   October 31, 2006 and 2005 and for the period from March 1, 2005
   (inception) through October 31, 2006                                     5

Condensed Statement of Changes in Shareholders' Deficit from
   July 31, 2006 through October 31, 2006                                   6

Condensed Statements of Cash Flows for the three months ended
   October 31, 2006 and 2005 and for the period from March 1, 2005
   (inception) through October 31, 2006                                     7

Notes to Condensed Financial Statements                                     8

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                OCTOBER 31, 2006
                                  (UNAUDITED)


                                     ASSETS
Current Assets:
  Cash                                                             $     38,037
  Prepaid expenses                                                       27,500
                                                                   -------------
       Total current assets                                              65,537

Office equipment, net of accumulated depreciation of $7,668              15,944
Deposits                                                                  1,405
                                                                   -------------

       Total assets                                                $     82,886
                                                                   =============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts and notes payable:
    Accounts payable                                               $     30,170
    Accounts payable, related party (Note 2)                              5,490
    Notes payable, current portion                                       31,425
    Notes payable, related party (Note 2)                                80,359
                                                                   -------------
       Total current liabilities                                        147,444
                                                                   -------------

Notes payable, net of current portion                                   100,000

Shareholders' deficit (Notes 2 and 3):
 Common stock                                                            17,357
 Additional paid-in capital                                           3,974,759
 Deficit accumulated during development stage                        (4,156,674)
                                                                   -------------
       Total shareholders' deficit                                     (164,558)
                                                                   -------------
       Total liabilities and shareholders' deficit                 $     82,886
                                                                   =============






            See accompanying notes to condensed financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                          MARCH 1, 2005
                                                                         THREE MONTHS ENDED                (INCEPTION)
                                                                             OCTOBER 31,                     THROUGH
                                                             ----------------------------------------      OCTOBER 31,
                                                                    2006                 2005                 2006
                                                             -------------------  -------------------  -------------------
Sales                                                        $               --   $            2,500   $           34,518
Cost of sales                                                                --                1,649               30,568
                                                             -------------------  -------------------  -------------------
                                                                             --                  851                3,950
                                                             -------------------  -------------------  -------------------

Operating expenses:
   Salaries, benefits and payroll taxes                                  45,034               81,122              365,880
   Stock based compensation (Note 3)                                      3,191                   --            2,550,804
   Professional and consulting fees                                      32,737              138,251              514,472
   Travel                                                                37,186               40,515              185,166
   Contract labor                                                         9,000               22,500              120,750
   Insurance                                                             15,904               11,347              102,896
   Depreciation                                                           1,782                  850                7,668
   Loss on failed acquisition                                                --               50,000              150,000
   Other general and administrative expenses                             20,009               48,074              145,957
                                                             -------------------  -------------------  -------------------

             Total operating expenses                                   164,843              392,659            4,143,593
                                                             -------------------  -------------------  -------------------
             Loss from operations                                      (164,843)            (391,808)          (4,139,643)

Other expense:
   Interest expense                                                      (9,513)                  --              (17,031)
                                                             -------------------  -------------------  -------------------

             Loss before income taxes                                  (174,356)            (391,808)          (4,156,674)

Income tax provision (Note 4)                                                --                   --                   --
                                                             -------------------  -------------------  -------------------

             Net loss                                        $         (174,356)  $         (391,808)  $       (4,156,674)
                                                             ===================  ===================  ===================

Basic and diluted loss per share                             $                    $
                                                                          (0.01)               (0.03)
                                                             ===================  ===================

Basic and diluted weighted average
   common shares outstanding                                         16,918,859           13,035,526
                                                             ===================  ===================


            See accompanying notes to condensed financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)


                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                       COMMON STOCK              ADDITIONAL         DURING
                                               -----------------------------      PAID-IN        DEVELOPMENT
                                                   SHARES        PAR VALUE        CAPITAL            STAGE              TOTAL
                                               -------------    ------------   --------------  ----------------     --------------
Balance at July 31, 2006                          14,935,526    $     14,936   $    3,858,739  $    (3,982,318)     $    (108,643)

August 2006, sale of common stock in
   private offering at $.05 per share, net
   of $10,750 of offering costs (Notes 2
   and 3)                                          2,250,000           2,250           99,500               --            101,750
Common stock  issued in exchange for
    commission and interest (Note 3)                 171,061             171           13,329               --             13,500
Stock options vesting in period (Note 3)                  --              --            3,191               --              3,191
Net loss                                                  --              --               --         (174,356)          (174,356)
                                               -------------    ------------   --------------  ----------------     --------------

Balance at October 31, 2006                       17,356,587    $     17,357   $    3,974,759  $    (4,156,674)    $     (164,558)
                                               =============    ============   ==============  ================     ==============




















            See accompanying notes to condensed financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        MARCH 1, 2005
                                                                          THREE MONTHS ENDED             (INCEPTION)
                                                                              OCTOBER 31,                  THROUGH
                                                               --------------------------------------     OCTOBER 31,
                                                                      2006               2005                2006
                                                               ------------------  ------------------  ------------------
Cash flows from operating activities:
               Net cash used in
                 operating activities                          $        (136,994)  $        (456,025)  $      (1,479,427)
                                                               ------------------  ------------------  ------------------

Cash flows from investing activities:
   Purchases of equipment                                                     --             (19,653)            (23,612)
   Deposit paid on Cascade acquisition (Note 5)                               --                  --            (100,000)
                                                               ------------------  ------------------  ------------------
               Net cash used in
                 investing activities                                         --             (19,653)           (123,612)
                                                               ------------------  ------------------  ------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                    112,500             500,000           1,587,700
   Payments for offering costs                                            (7,250)            (49,500)           (153,339)
   Proceeds from notes payable, related party (Note 2)                        --                  --              76,715
   Proceeds from notes payable                                                --                  --             130,000
                                                               ------------------  ------------------  ------------------
               Net cash provided by
                 financing activities                                    105,250             450,500           1,641,076
                                                               ------------------  ------------------  ------------------

                 Net change in cash                                      (31,744)            (25,178)             38,037

Cash, beginning of period                                                 69,781             423,690                  --
                                                               ------------------  ------------------  ------------------

Cash, end of period                                            $          38,037   $         398,512   $          38,037
                                                               ==================  ==================  ==================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                              $              --   $              --   $              --
                                                               ==================  ==================  ==================
     Interest                                                  $           9,513   $              --   $          17,031
                                                               ==================  ==================  ==================



            See accompanying notes to condensed financial statements

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Worldwide Strategies Incorporated (the "Company") was incorporated on March 1, 2005 as Worldwide Business Solutions Incorporated ("WBSI") in the State of Colorado. The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers. The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of October 31, 2006, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

     The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, and historical operating losses.

     In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the three months ended October 31 2006, the Company obtained an additional $101,750 in capital by selling restricted shares of common stock. Additionally, the Company issued common shares during the quarter ended October 31, 2006, in exchange for commission and interest totaling $13,500. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2006, included in its annual report on Form 10-KSB, and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

     Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the year ended July 31, 2006 and should be read in conjunction with the notes thereto.

     The accompanying statements of operations and cash flows reflect the three-month period ended October 31, 2006. The comparative figures for the three-month period ended October

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     31, 2005 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB finalized and issued Interpretation No. 48 ("FIN 48"), entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company's fiscal year ending December 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157") entitled "Fair Value Measurements", to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

(2)  RELATED PARTY TRANSACTIONS

     RELATED PARTY PAYABLES

     At October 31, 2006, the Company was indebted to two officers and a director for expenses incurred on behalf of the Company totaling $5,490.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     CONVERTIBLE NOTES PAYABLE

     In October 2006, the Company renegotiated promissory notes payable to its President/CEO to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9% to be paid quarterly. Interest expense for the three months ended October 31, 2006 and 2005, and for the period from March 1, 2005 (inception) to October 31, 2006 was $3,644, $-0-, and $7,477, respectively. The notes are also convertible into shares of the Company's common stock at the option of the note holder after the October 31, 2007 maturity date. Any unpaid principal and interest may be converted into the Company's common stock at a rate of $.20 per share, or 401,795 shares.

     The convertible promissory notes carry imbedded beneficial conversion features. There is no intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock since the market value of the Company's common stock was less than the option value at the promissory note date. The conversion feature is only available if the Company defaults on the notes.

     COMMON STOCK

     In August 2006, the Company issued 90,000 shares of its common stock to three of its employees and a director, in exchange for commission payable of $4,500 on common stock issued in its July and August offering.

(3)  SHAREHOLDERS' EQUITY

     COMMON STOCK

     In October 2006, the Company issued a total of 41,061 shares of the Company's common stock in exchange for $7,000 in interest on a convertible note payable November 11, 2006. The shares were valued based on the fair value of the shares in the month interest was accrued.

     In August 2006, the Company conducted a private placement offering whereby it sold 2,250,000 units at a price of $.05 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share. The warrants may be exercised over a period of five years. The Company received net proceeds of $101,750, after deducting offering costs of $10,750. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     In August 2006, the Company issued 40,000 shares of the Company's common stock to unrelated parties at $.05 in exchange for $2,000 commission on common stock issued in its July and August offering.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     OPTIONS  GRANTED TO  EMPLOYEES,  ACCOUNTED  FOR UNDER THE  INTRINSIC  VALUE
     METHOD

     On April 30, 2005, the Company granted four directors options to purchase an aggregate of 360,000 shares of the Company's common stock at an exercise price of $.25 per share. 120,000 options were fully vested on the grant date, an additional 120,000 options vest on April 30, 2006, and the remaining 120,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $11,160. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" and recognized $1,395 and $2,793 as stock based compensation in the accompanying financial statements to reflect the vested portion during the three month period ended October 31, 2006 and the period from the effective grant date through October 31, 2006, respectively.

     On August 18, 2005, the Company granted three officers options to purchase an aggregate of 700,000 shares of the Company's common stock at an exercise price of $.25 per share. 300,000 options were fully vested on the grant date, an additional 300,000 options vest on April 30, 2006, and the remaining 100,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $21,700. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" and recognized $443 and $5,093 as stock based compensation in the accompanying financial statements to reflect the vested portion during the three month period ended October 31, 2006 and the period from the effective grant date through October 31, 2006, respectively.

     On September 30, 2005, the Company granted a director options to purchase an aggregate of 90,000 shares of the Company's common stock at an exercise price of $1.12 per share. 30,000 options were fully vested on the grant date, an additional 30,000 options vest on September 30, 2006, and the remaining 30,000 options vest on September 30, 2007. All of the options expire on September 30, 2010. The exercise price of the options equaled the traded market price of the stock on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.14 per share, or $12,600. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" and recognized $1,353 and $3,453 as stock based compensation in the accompanying financial statements to reflect the vested portion during the three month period ended October 31, 2006 and the period from the effective grant date through October, 31, 2006, respectively.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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
     Weighted average expected life             5 years

     Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                         Three Months Ended               March 1, 2005
                                                            October 31,                    (Inception)
                                                ------------------------------------         Through
                                                       2006              2005            October 31, 2006
                                                ------------------ -----------------   --------------------
Net loss, as reported                           $        (174,356) $       (391,808)   $        (4,156,674)
  Decrease due to:
    Employee stock options                                      -           (14,880)               (29,453)
                                                ------------------ -----------------   --------------------
Pro forma net loss                              $        (174,356) $       (406,688)   $        (4,186,127)
                                                ================== =================   ====================

As reported:
  Net loss per share - basic and diluted        $           (0.01) $          (0.06)
                                                ================== =================
Pro Forma:
  Net loss per share - basic and diluted        $           (0.01) $          (0.06)
                                                ================== =================

     The  following   schedule   reflects  the  calculation  of  the  pro  forma
     compensation expense on employee stock options:

                                                  Options         Fair Value
                                                   Vested          Incurred
                     Number of                    Through           Through
       Date of        Options     Total Fair     October 31,      October, 31,
        Grant         Granted        Value          2006              2006
     ------------  ------------  ------------   -------------   ----------------
      4/30/2005        360,000   $    11,160         277,500    $         6,510
      8/18/2005        700,000        21,700         671,429             15,721
      9/30/2005         90,000        12,600          76,250              7,222
                   ------------  ------------   -------------   ----------------
                     1,150,000   $    45,460       1,025,179    $        29,453
                   ============  ============   =============   ================

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     $14,880 of the stock options' total fair value incurred during the period from March 1, 2005 (Inception) through October 31, 2006 ($29,453) was recognized during the three months ended October 31, 2005.

     The following is a schedule of changes in common stock options and warrants from July 31, 2006 through October 31, 2006:

                                                                                                  Weighted       Weighted
                                                                                                   Average        Average
                                                    Awards Outstanding            Exercise        Exercise       Remaining
                                            --------------------------------        Price           Price       Contractual
                                                  Total        Exercisable        Per Share       Per Share        Life
                                            --------------- ----------------  ----------------  ------------- --------------
     Outstanding at July 31, 2006                23,099,085       23,034,264  $  0.02 - $1.15   $      0.14      4.89 years
     Granted                                      2,250,000        2,250,000  $          0.25   $      0.25      4.75 years
     Exercised                                          -                -    $          -      $      -             N/A
     Cancelled/Expired                                  -                -    $          -      $      -             N/A
                                            --------------- ----------------  ----------------  ------------- --------------
     Outstanding at October 31, 2006             25,349,085       25,284,264  $  0.02 - $1.15   $      0.15      4.88 years
                                            =============== ================  ================

     Common stock awards consisted of the following options and warrants during the period from July 31, 2006 through October 31, 2006:

                                                                        Total
        Description                       Options       Warrants        Awards
     ----------------------------------------------  -------------  ------------
     Outstanding at July 31, 2006        10,249,085     12,850,000    23,099,085
     Granted                                    -        2,250,000     2,250,000
     Exercised                                  -              -             -
     Cancelled/Expired                          -              -             -
                                      -------------  -------------  ------------
     Outstanding at October 31, 2006     10,249,085     15,100,000    25,349,085
                                      =============  =============  ============

(4)  NOTES PAYABLE

     In October 2006, the Company renegotiated two of its promissory notes to extend the maturity dates to October 2007 to include unpaid interest of $1,425 and to adjust the interest rate to 9%.

     The October 31, 2007 notes are convertible into shares of the Company's common stock at the option of the note holder after the maturity dates. Any unpaid principal and interest may be converted into the Company's common stock at a rate of $.20 per share.

     The convertible promissory note carries imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock has no value at October 31, 2006 as the

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     market value of the underlying stock is less than the option value. The conversion feature is only available if the Company defaults on the notes.

     During the same period, the Company renegotiated the November 11, 2006 promissory note to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. The Company agreed to pay the related accrued interest beginning January 31, 2007 by issuing shares of common stock to the Holder. The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month.

(5)  INCOME TAXES

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

(6)  LETTERS OF INTENT

     E-NNOVATION.COM LIMITED

     In September 2006, the Company signed a Heads of Agreement to purchase 100% of the issued capital of E-nnovation.com Limited. The proposed purchase price is (pound)1,000,000 to be settled in one cash payment at the date of completion.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the periods ended July 31, 2006 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

PLAN OF OPERATION

         We plan to offer high-end multi-task, multi-lingual call center services, such as technical support, language interpreting, debt collections, and help desk solutions. We intend to do this by conducting a joint review of the client's support activities that may be considered for outsourcing solutions. Our review may analyze the merits of upgrading an in-house center with the latest technology platform software or a combination of software and services customized by us for the client. We will then form a client/WBSI joint proposal, and develop a pilot test and rollout schedule. Our solutions will leverage technology advantages for cost avoidance and expanded or improved customer services. By working in this manner, we believe we will develop a long-term mutually dependent relationship.

         We are positioning the company to be able to provide integrated solutions to medium sized businesses. Customer care and customer acquisition are primary revenue drivers in the evolving Business Process Outsourcing ("BPO") industry. Interrelated Enterprise Resource Management ("ERM") applications can link customer marketing and sales information with the people that need it most. We believe strategic acquisitions of ERM technology combined with high quality BPO services will establish high economies of scale and broader, more robust enterprise solutions.

PROPOSED ACQUISITION OF INNOVATION SOFTWARE LIMITED

         On July 20 2006, we entered into a non-binding letter of intent to acquire Innovation Software Limited ("ISL"), an established ERM software company located in the U.K., for the purchase price of (pound)1,000,000 (approximately $2,000,000).

         On September 16, 2006, we signed a Heads of Agreement with ISL further stating terms and conditions of the proposed purchase. (pound)1,000,000 is due upon signing of the definitive agreement. In addition to the purchase price, we will deliver a yet to be negotiated number of options to purchase our common stock to certain key individuals. After closing, we will review all employment agreements with the intent of retaining ISL's highly qualified personnel. The Heads of Agreement expires on January 14, 2007.

         ISL has developed a suite of ERM software and credit applications that could be bundled and sold with BPO services. We believe that the integration of ERM into BPO products and services is becoming a recognized value-added requirement within the BPO industry. We are pursuing the ISL acquisition with the intent to provide broader revenue driven marketing, sales and working capital solutions that originate from within a client's customer base. We believe that ISL's applications provide a backbone for sales and cash flow growth.

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

         2) Complete the acquisition of ISL, requiring an estimated $3,150,000 to fund the purchase and company-wide working capital needs during the transition period.

         3)       Eliminate debt of approximately $250,000.

         4) Market ISL's software suite to its existing and prospective customer base within the U.K. and USA. We plan to sell ISL's suite of applications to clients within the legal, accounting, healthcare, automotive, government services, non-profit, financial services, manufacturing, distribution, and other industries.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable and inventories, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         DEVELOPMENT STAGE. We are in the development stage in accordance with Statements of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." As of October 31, 2006, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

         CASH  AND  CASH  EQUIVALENTS.   We  consider  all  highly  liquid  debt
instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at October 31, 2006.

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

         REVENUE RECOGNITION. Revenue is recognized as it is earned. We provide call center services under contract arrangements, recognizing revenue when services are provided over the term of the contract.

         STOCK-BASED COMPENSATION. We account for compensation expense for our stock-based employee compensation plans using the fair value method prescribed in SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards. We previously recognized employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," requiring compensation expense of fixed stock options to be based on the difference, if any, between the deemed fair value of our stock and the exercise price of the option on the date of the grant. To transition from APB 25, we applied the modified prospective application of SFAS 123R, which requires us to recognize compensation cost for the portion of employee equity awards for which the requisite service has not been rendered as of February 1, 2006 as the requisite service is rendered on or after such date.

         We account for stock issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         Pro forma information regarding the results of operations is calculated as if we had accounted for our employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method.

         LOSS PER COMMON SHARE. We report net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2006, there were 10,249,085 and 12,850,000 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. As of October 31, 2006, there were 10,249,085 and 15,100,000 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") finalized and issued FASB Interpretation No. 48 ("FIN 48"), entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company's fiscal year ending July 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

         In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157") entitled "Fair Value Measurements," to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005. During the three months ended October 31, 2006, we had no revenue as compared to $2,500 as of the three months ended October 31, 2005. As a result of our decreased selling activity, our operating loss of $164,843 for the period ended October 31, 2006 decreased by $226,965 compared to the previous year.

         Salaries, benefits and payroll taxes totaled $45,034, a decrease of $36,088 from the prior year's total of $81,122. Travel, contract labor and insurance expenses also decreased $12,272 to $62,090 from $74,362 in 2005. The majority of these costs have been employed in start-up operations and in our efforts to implement our business plan.

         Professional and consulting fees decreased $105,514 to $32,737 from $138,251 for the previous year. The higher prior year costs were due primarily to the preparation and filing of the registration statement covering the resale of shares by selling shareholders and the negotiations with TouchStar Software and Cascade Callworks, during the previous fiscal year.

         Unlike the previous year when we were applying APB 25 that required compensation expense of fixed stock options to be based on the difference if any, between the deemed fair value of our stock and the exercise price of the option on the date of grant, we recorded stock-based compensation expense for the vesting of options that were granted to officers, directors and others based on the grant-date fair value of the options in accordance with SFAS 123R. Stock-based compensation totaled $3,191 for the three months ended October 31, 2006.

         Depreciation of $1,782 was recorded on the gross fixed assets of $23,612, resulting in net fixed assets of $15,944 at October 31, 2006.

         Included in the operating expenses for the three months ended October 31, 2005 was a loss of $50,000 on our failed acquisition of Cleave Global E-Services Limited, a call center in India. We had paid a $50,000 deposit toward our proposed acquisition of this company, but terminated the agreement in September 2005.

         Other general and administrative expenses incurred during the three months ended October 31, 2006, decreased by $28,065 to $20,009 from $48,074 during the previous year. The higher general and administrative expenses that were incurred in the previous year were additional costs associated with starting a new company.

         We have several loan agreements outstanding this year that were not in existence last year during the first quarter. The interest rate for these loans was 9%. We recorded $9,513 in accrued interest expense for these loans.

         MARCH 1, 2005 (INCEPTION) TO OCTOBER 31, 2006. For the period from March 1, 2005 (inception) to October 31, 2006, we were engaged primarily in raising capital to implement our business plan. We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America. Accordingly, we have earned revenue of only $34,518. We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in a loss of $4,156,674 for the period. Almost half of the cumulative net loss, approximately $2,550,804, is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties. As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

         As discussed above, we have had minimal revenues and have accumulated a net loss of $4,156,674 since inception. Furthermore, we have not commenced our planned principal operations. Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan. In July and August of 2006, we raised a total of $207,500 by selling units of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share at a price of $.05 per unit. In October 2006, the Company renegotiated three promissory notes payable to adjust the interest rates to 9% and to extend the maturity dates on two of the notes to October 31, 2007 and on the other note to November 11, 2007. The total face amount of the renegotiated notes was $211,784.

         There can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations. Additional equity or debt financing will be required to continue as a going concern. We estimate that we need to raise $4,500,000 in additional capital to complete our planned acquisitions and fund working capital until we can achieve profitability through operations. Without such additional capital, there is some doubt as to whether we will continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan. Net cash provided by financing activities of $1,641,076 offset the $1,479,427 used in operating activities and $123,612 used in investing activities. We have a working capital deficit of $81,907 at October 31, 2006, primarily as a result of long-term notes being reclassified as current liabilities because their maturity dates are within one year of the balance sheet date.

         In October 2006, we renegotiated a note payable to our President/CEO to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. At the same time, we renegotiated two notes payable to an unrelated third party to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. The newly extended notes payable are due within one year of the balance sheet date, therefore, we have included them within our current liabilities. We renegotiated a final note payable to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. This last note payable is included in our long-term liabilities because its maturity date is greater than a year from the balance sheet date.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

         RISK FACTORS RELATED TO OUR BUSINESS AND MARKETPLACE

         AS A  DEVELOPMENT  STAGE  COMPANY,  WE CANNOT  ASSURE  YOU THAT WE WILL
SUCCEED OR BE PROFITABLE. We have been in business for a little more than a year. From March 1, 2005 (inception) through October 31, 2006, we generated revenues of only $34,518 and accumulated a net loss of $4,156,674. We are in the development stage, as that term is defined by certain financial accounting standards. This means that as of October 31, 2006, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets. While we believe that we will be able to implement our business plan and generate revenues by the end of the current fiscal year, we cannot assure you that we will be successful or profitable.

         As discussed above, we have had minimal revenues and have accumulated a net loss since inception. Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan. We estimate that we need to raise $4,500,000 in additional capital to complete our planned acquisitions and fund working capital until we can achieve profitability through operations. Even with such additional capital, there can be no assurance that we will be successful in implementing our business plan or that such plan will be profitable when implemented. Therefore, there is substantial doubt that we will be able to continue as a going concern.

         IF WE CANNOT OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR PLANNED OPERATIONS, WE MAY NOT BE ABLE TO ACQUIRE CALL CENTERS OR A STRATEGIC SOFTWARE PORTFOLIO, THEREBY IMPAIRING OUR ABILITY TO GENERATE REVENUES. Since inception, we have relied on the sale of equity capital to fund working capital and the costs of developing our business plan. Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan, which contemplates acquisition and conversion of existing call centers and a software company. The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.

         We had a working capital deficit of $81,907 at October 31, 2006. Based on our projected "burn rate" for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $4,500,000 for the fiscal year ended July 31, 2007. We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully.

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

         RISK FACTORS RELATED TO OUR COMMON STOCK

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

         SINCE OUR SHARES ARE TRADING ON THE "PINK SHEETS", TRADING VOLUMES AND PRICES MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE. Our common shares are currently trading on the "Pink Sheets." The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended October 31, 2006, we issued and sold unregistered securities set forth in the table below.

-----------------------------------------------------------------------------------------------------------------
                       PERSONS OR CLASS OF
       DATE                  PERSONS                           SECURITIES                        CONSIDERATION
-----------------------------------------------------------------------------------------------------------------
July and            22 accredited investors    Units  consisting  of 4,150,000  shares of     $207,500
August, 2006                                   common  stock  and  warrants  to  purchase
                                               4,150,000  shares of common stock at $0.25
                                               per  share  for  5  years   from  date  of
                                               issuance
-----------------------------------------------------------------------------------------------------------------

         No underwriters were used in the above stock transaction. We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to the transaction, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or accredited investors. Restrictive legends were placed on the certificates evidencing the securities issued in the above transaction.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOlders

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                 EXHIBIT
--------------------------------------------------------------------------------
   2.1 Share Exchange Agreement by and between Barnett Energy Corporation and Worldwide Business Solutions Incorporated dated as of May 13, 2005 (1)
--------------------------------------------------------------------------------
   3.1        Amended and Restated Articles of Incorporation (1)
--------------------------------------------------------------------------------
   3.2        Amended Bylaws (1)
--------------------------------------------------------------------------------
  10.1        2005 Stock Plan (1)
--------------------------------------------------------------------------------
  10.2 TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (1)
--------------------------------------------------------------------------------
  10.3 Non-Binding Letter of Intent with Cascade Callworks Inc. dated September 29, 2005 (1)
--------------------------------------------------------------------------------
  10.4 Non-Binding Letter of Intent with TouchStar Software Corporation dated October 18, 2005 (2)
--------------------------------------------------------------------------------
  10.5 Jointly Delivered Services, Sales and Operations Alliance Agreement dated October 26, 2005 with New Tech (2)
--------------------------------------------------------------------------------
  10.6 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with Microsistemas Gerenciales, S.A. (2)
--------------------------------------------------------------------------------
  10.7 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with United Global Information Systems S.A. (2)
--------------------------------------------------------------------------------
  10.8 Jointly Delivered Services, Sales and Operations Alliance Agreement dated December 5 , 2005 with Magellan Solutions Outsourcing, Inc. (2)
--------------------------------------------------------------------------------
  10.9 Letter agreement extending closing date of Cascade Callworks acquisition (3)
--------------------------------------------------------------------------------
  10.10 Private Office Month-to-Month Rental Agreement with Wall Street Executive Suites dated February 15, 2006 (4)
--------------------------------------------------------------------------------
  10.11 Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (5)
--------------------------------------------------------------------------------
  10.12 Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (5)
-------------------------------------------------------------------------------
  10.13       Promissory Note to James P.R. Samuels dated October 31, 2006 (6)
--------------------------------------------------------------------------------
  10.14       Promissory Note to Dirk Nye dated October 31, 2006 (6)
--------------------------------------------------------------------------------
  10.15       Promissory Note to Dirk Van Keulen dated November 11, 2006 (6)
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification of James P.R. Samuels
--------------------------------------------------------------------------------
  31.2        Rule 13a-14(a) Certification of W. Earl Somerville
--------------------------------------------------------------------------------
  32.1 Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
  32.2 Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
---------------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.

(2) Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2, File No. 333-129398, on January 11, 2006.
(3) Filed as an exhibit to Amendment No. 4 to the registration statement on Form SB-2, File No. 333-129398, on February 28, 2006.
(4) Filed as an exhibit to Amendment No. 5 to the registration statement on Form SB-2, File No. 333-129398, on March 13, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(6) Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLDWIDE STRATEGIES INCORPORATED



December 15, 2006                    By:      /s/ JAMES P.R. SAMUELS
                                        ----------------------------------------
                                        James P.R. Samuels
                                        President and Chief Executive Officer



December 15, 2006                    By:      /s/ W. EARL SOMERVILLE
                                        ----------------------------------------
                                        W. Earl Somerville
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer