Form 10QSB
period 2007-01-31
WORLDWIDE STRATEGIES INC
filed 2007-03-19
CIK 1342792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended JANUARY 31, 2007

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ________________ to _______________

                         Commission file number: 0-52362

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF FEBRUARY 23, 2007 - 17,669,087 SHARES OF COMMON STOCK

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Index to Financial Statements                                        3

         Condensed Balance Sheet (unaudited) as of January 31, 2007           4

         Condensed Statements of Operations (unaudited) for the three and six months ended January 31, 2007 and 2006, and for the
         period from March 1, 2005 (inception) through January 31, 2007       5

         Condensed Statement of Changes in Shareholders' Deficit
         (unaudited) from July 31, 2006 through January 31, 2007              6

         Condensed Statements of Cash Flows (unaudited) for the six months ended January 31, 2007 and 2006, and for the period
         from March 1, 2005 (inception) through January 31, 2007              7

         Notes to Condensed Financial Statements (unaudited)                  8

Item 2.  Management's Discussion and Analysis or Plan of Operations          17

Item 3.  Controls and Procedures                                             29


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 3.  Defaults Upon Senior Securities                                     30

Item 4.  Submission of Matters to a Vote of Security Holders                 30

Item 5.  Other Information                                                   30

Item 6.  Exhibits                                                            30

SIGNATURES                                                                   32

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                         Index to Financial Statements
                                  (Unaudited)



                                                                            PAGE
                                                                            ----

Condensed Balance Sheet at January 31, 2007.............................      4

Condensed Statements of Operations for the six months ended
  January 31, 2007 and 2006, and for the period from March 1,
  2005 (inception) through January 31, 2007.............................      5

Condensed Statement of Changes in Shareholders' Deficit from
  July 31, 2006 through January 31, 2007................................      6

Condensed Statements of Cash Flows for the six months ended
  January 31, 2007 and 2006, and for the period from March 1,
  2005 (inception) through January 31, 2007.............................      7

Notes to Condensed Financial Statements.................................      8

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheet
                                January 31, 2007
                                  (Unaudited)



                                     ASSETS
Current Assets:
   Cash........................................................... $      4,968
   Prepaid expenses...............................................       36,643
                                                                   -------------

         Total current assets.....................................       41,611

Office equipment, net of accumulated depreciation of $9,450              14,162
Deposits..........................................................        1,405
                                                                   -------------

         Total assets............................................. $     57,178
                                                                   =============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts and notes payable:
      Accounts payable............................................ $     22,721
      Accrued liabilities.........................................        2,682
      Accrued liabilities, related party (Note 2).................        2,460
      Notes payable (Note 4)......................................      131,425
      Notes payable, related party (Note 2).......................      132,859
                                                                   -------------
         Total current liabilities................................      292,147

Shareholders' deficit (Notes 2 and 3):
   Common stock...................................................       17,670
   Additional paid-in capital.....................................    4,137,801
   Deficit accumulated during development stage...................   (4,390,440)
                                                                   -------------

         Total shareholders' deficit..............................     (234,969)
                                                                   -------------

         Total current liabilities and shareholders' deficit...... $     57,178
                                                                   =============

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                                                   MARCH 1, 2005
                                                                                                                    (INCEPTION)
                                                           SIX MONTHS ENDED              THREE MONTHS ENDED           THROUGH
                                                              JANUARY 31,                    JANUARY 31,             JANUARY 31,
                                                    ------------------------------  -----------------------------  --------------
                                                         2007            2006            2007           2006            2007
                                                    --------------- --------------  -------------- --------------  --------------
Sales.............................................. $          --   $       2,500   $         --   $         --    $      34,518
Cost of sales......................................            --           1,649             --             --           30,568
                                                    --------------- --------------  -------------- --------------  --------------
                                                               --             851             --             --            3,950
                                                    --------------- --------------  -------------- --------------  --------------

Operating expenses:
  Salaries, benefits and payroll taxes.............         57,413        182,315          12,379        101,193         378,259
  Stock based compensation (Note 3 )...............        141,546            --          138,355            --        2,689,159
  Professional and consulting fees.................         81,507        293,948          48,770        155,697         563,242
  Travel...........................................         37,924         59,899             738         19,384         185,904
  Contract labor...................................         10,000         45,000           1,000         22,500         121,750
  Insurance........................................         32,127         32,903          16,223         21,556         119,119
  Depreciation.....................................          3,564          2,272           1,782          1,422           9,450
  Loss on failed acquisition.......................            --          50,000             --             --          150,000
  Other general and administrative expenses........         28,805         74,190           8,796         26,116         154,753
                                                    --------------- --------------  -------------- --------------  --------------
      Total operating expenses.....................        392,886        740,527         228,043        347,868       4,371,636
                                                    --------------- --------------  -------------- --------------  --------------
      Loss from operations.........................       (392,886)      (739,676)       (228,043)      (347,868)     (4,367,686)

Other expense:
  Interest expense.................................        (15,236)           --           (5,723)           --          (22,754)
                                                    --------------- --------------  -------------- --------------  --------------
      Loss before income taxes.....................       (408,122)      (739,676)       (233,766)      (347,868)     (4,390,440)

Income tax provision (Note 4)......................            --             --              --             --              --
                                                    --------------- --------------  -------------- --------------  --------------

      Net loss..................................... $     (408,122) $    (739,676)  $    (233,766) $    (347,868)  $  (4,390,440)
                                                    =============== ==============  ============== ==============  ==============

Basic and diluted loss per share................... $        (0.02) $       (0.06)  $       (0.01) $       (0.03)
                                                    =============== ==============  ============== ==============

Basic and diluted weighted average
  common shares outstanding........................     17,293,974      13,035,526     17,512,837     13,035,526
                                                    --------------- --------------  -------------- --------------

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                 Statement of Changes in Shareholders' Deficit
                                  (Unaudited)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                              COMMON STOCK           ADDITIONAL       DURING
                                                      -----------------------------    PAID IN      DEVELOPMENT
                                                          SHARES        PAR VALUE      CAPITAL          STAGE          TOTAL
                                                      -------------   ------------  -------------  --------------  --------------
Balance at July 31, 2006..............................  14,935,526    $    14,936   $  3,858,739   $  (3,982,318)  $    (108,643)

August 2006, sale of common stock in
   private offering at $.05 per share, net
   of $10,750 of offering costs (Note 2 and 3)........   2,250,000          2,250         99,500             --          101,750

Common stock  issued in exchange for
   commission and interest (Note 2)...................      90,000             90          4,410             --            4,500

Common stock  issued in exchange for
   commission and interest (Note 3)...................      81,061             81          8,919             --            9,000

Common stock  issued in exchange for
   consulting fees (Note 3)...........................     312,500            313         24,687             --           25,000

Stock options vesting in period (Note 3)..............         --              --        141,546             --          141,546

Net loss, for the six months ended
   January 31, 2007...................................         --              --            --         (408,122)       (408,122)
                                                      -------------   ------------  -------------  --------------  --------------
                                                        17,669,087    $    17,670   $  4,137,801   $  (4,390,440)  $    (234,969)
                                                      =============   ============  =============  ==============  ==============

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                                         MARCH 1,2005
                                                                                                          (INCEPTION)
                                                                           SIX MONTHS ENDED                 THROUGH
                                                                              JANUARY 31,                  JANUARY 31,
                                                                --------------------------------------  ------------------
                                                                       2007                2006                 2007
                                                                ------------------  ------------------  ------------------
Cash flows from operating activities:
         Net cash used in operating activities................. $        (222,563)  $        (631,511)  $      (1,564,996)
                                                                ------------------  ------------------  ------------------
Cash flows from investing activities:
   Purchases of equipment......................................               --              (20,641)            (23,612)
   Deposit paid on Cascade acquisition.........................               --             (100,000)           (100,000)
                                                                ------------------  ------------------  ------------------
         Net cash used in investing activities.................               --             (120,641)           (123,612)
                                                                ------------------  ------------------  ------------------
Cash flows from financing activities:
   Proceeds from sale of common stock..........................           112,500             500,000           1,587,700
   Payments for offering costs.................................            (7,250)            (49,500)           (153,339)
   Proceeds from notes payable, related party (Note 2).........            52,500                 --              129,215
   Proceeds from notes payable.................................               --                  --              130,000
                                                                ------------------  ------------------  ------------------
         Net cash provided by financing activities.............           157,750             450,500           1,693,576
                                                                ------------------  ------------------  ------------------

            Net change in cash.................................           (64,813)           (301,652)              4,968

Cash, beginning of period......................................            69,781             423,690                 --
                                                                ------------------  ------------------  ------------------

Cash, end of period............................................ $           4,968   $         122,038   $           4,968
                                                                ==================  ==================  ==================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes.............................................. $             --    $             --    $             --
                                                                ==================  ==================  ==================
     Interest.................................................. $          15,236   $             --    $          22,754
                                                                ==================  ==================  ==================

   Noncash financing transactions:
     Offering costs exchanged for stock........................ $           6,500   $             --    $           6,500
                                                                ------------------  ------------------  ------------------

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Worldwide Strategies Incorporated (the "Company") was originally incorporated in the state of Nevada on April 6, 1998. On March 1, 2005, Worldwide Business solutions Incorporated ("WBSI") was incorporated in the State of Colorado. On July 8, 2005, the Company acquired all the shares of WBSI for 76.8 percent of the Company's outstanding stock. The acquisition has been treated as a recapitalization of WBSI, with the Company as the legal surviving entity. Therefore, WBSI's historical financial information prior to the recapitalization, is the financial information of the Company and March 1, 2005 is the "inception date" for financial reporting purposes.

         The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers. The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of January 31, 2007, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

         The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, and historical operating losses.

         In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the six months ended January 31 2007, the Company obtained an additional $101,750 in capital by selling restricted shares of common stock. Additionally, the Company issued common shares during the six months ended January 31, 2007, in exchange for commission, interest, and services totaling $38,500. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

         Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         the policies in its audited financial statements for the year ended July 31, 2006, included in its annual report on Form 10-KSB, and should be read in conjunction with the notes thereto.

         The accompanying statements of operations and cash flows reflect the six-months ended January 31, 2007. The comparative figures for the six-months ended January 31, 2006 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(2)      RELATED PARTY TRANSACTIONS

         CONVERTIBLE NOTES PAYABLE

         Convertible notes payable, related party at January 31, 2007 consisted of the following:

         Notes payable to the CEO, at 9% interest payable
           quarterly, maturing in October 2007.  Convertible
           into common stock at a rate of $.20 per share or
           401,795 shares........................................  $    80,359

         Notes payable to the CEO, at 9% interest payable
           quarterly, maturing in November 2007.  Convertible
           into common stock at a rate of $.05 per share or
           400,000 shares........................................       20,000

         Notes payable to the CEO, at 9% interest payable
           quarterly, maturing in December 2007.  Convertible
           into common stock at a rate of $.05 per share or
           300,000 shares........................................       15,000

         Notes payable to the CEO, at 9% interest payable
           quarterly, maturing in January 2008.  Convertible
           into common stock at a rate of $.05 per share or
           150,000 shares........................................        7,500

         Notes payable to a board of member, at 9% maturing
           in November 2007.  Convertible into common stock at
           a rate of $.05 per share or 200,000 shares............       10,000
                                                                   -------------
                                                                   $   132,859
                                                                   =============

         During the six months ended January 31, 2007, the Company issued promissory notes payable to its CEO and to a director in the amounts of $42,500 and $10,000 respectively. Interest expense for the six months ended January 31, 2007 and 2006, and for the period from March 1, 2005 (inception) to January 31, 2007 was $6,104, $-0-, and $9,937, respectively. The notes are also convertible into shares of the Company's common stock at the option of the note holder after the maturity date. At January 31, 2007, accrued interest payable to the Company's officer and director totaled $2,460. The convertible promissory notes carry imbedded beneficial conversion features. The conversion feature is only available if the Company defaults on the notes.

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

(3)      SHAREHOLDERS' EQUITY

         COMMON STOCK

         In December 2006, the Company issued 312,500 shares of the Company's common stock in exchange for services valued at $25,000. The shares were valued based on the fair value on the date of grant.

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

         OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE INTRINSIC VALUE METHOD

         On March 16, 2006, the Company granted options to an officer to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $.51 per share. 100,000 options were fully vested on the grant date, an additional 100,000 options vest on March 16, 2007, and the remaining 100,000 options vest on March 16, 2008. All of the options expire on March 16, 2011. In February 2007, the Company accelerated the vesting date to November 30, 2006, the date the officer left employment, and recognized $137,000 as stock based compensation in the accompanying financial statements to reflect the vested portion during the six month period ended January 31, 2007. The total compensation costs for the modified share options was measured on the date of modification and no incremental costs resulted

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         from the modification. Therefore compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services has been rendered.

         The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate.................         4.60%
         Dividend yield..........................         0.00%
         Volatility factor.......................       140.00%
         Weighted average expected life..........       5 years

         On April 30, 2005, the Company granted four directors options to purchase an aggregate of 360,000 shares of the Company's common stock at an exercise price of $.25 per share. 120,000 options were fully vested on the grant date, an additional 120,000 options vest on April 30, 2006, and the remaining 120,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $11,160. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $1,512 and $4,302 as stock based compensation in the accompanying financial statements to reflect the vested portion during the six months ended January 31, 2007 and the period from the effective grant date through January 31 2007, respectively.

         On August 18, 2005, the Company granted three officers options to purchase an aggregate of 700,000 shares of the Company's common stock at an exercise price of $.25 per share. 300,000 options were fully vested on the grant date, an additional 300,000 options vest on April 30, 2006, and the remaining 100,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $21,700. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment". In February 2007, the Company accelerated the vesting date for one of the officers to be effective June 30, 2006, the date the officer left employment, and recognized $906 and $5,999 as stock based compensation in the accompanying financial statements to reflect the vested portion during the six month period ended January 31, 2007 and the period from the effective grant date through January 31 2007, respectively. The total compensation costs for the modified share options was measured on the date of modification and no incremental costs resulted from the

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         modification.   Therefore,   compensation   costs   reflected   on  the
         accompanying financial statements reflect the grant date fair value of the original award for which the requisite services has been rendered.

         On September 30, 2005, the Company granted a director options to purchase an aggregate of 90,000 shares of the Company's common stock at an exercise price of $1.12 per share. 30,000 options were fully vested on the grant date, an additional 30,000 options vest on September 30, 2006, and the remaining 30,000 options vest on September 30, 2007. All of the options expire on September 30, 2010. The exercise price of the options equaled the traded market price of the stock on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.14 per share, or $12,600. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $2,128 and $5,651 as stock based compensation in the accompanying financial statements to reflect the vested portion during the six month period ended January 31, 2007 and the period from the effective grant date through January 31 2007, respectively.

         The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate....................        2.70%
         Dividend yield.............................        0.00%
         Volatility factor..........................        0.00%
         Weighted average expected life.............      5 years

         Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                                       Six Months Ended              March 1, 2005
                                                                         January 31,                  (Inception)
                                                               ---------------------------------        Through
                                                                    2007              2006          January 31, 2007
                                                               ----------------  ---------------    ----------------

              Net loss, as reported........................... $       408,122   $     (739,676)    $    (4,390,440)
                 Decrease due to:
                     Employee stock options...................               -          (14,880)            (40,092)
                                                               ----------------  ---------------    ----------------
              Pro forma net loss.............................. $       408,122   $     (754,556)    $    (4,430,532)
                                                               ================  ===============    ================

              As reported:
                                                               ----------------  ---------------
                  Net loss per share - basic and diluted...... $          0.02   $        (0.06)
                                                               ================  ===============
              Pro Forma:
                                                               ----------------  ---------------
                  Net loss per share - basic and diluted...... $          0.02   $        (0.06)
                                                               ================  ===============

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


         The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

                                                                           Options             Fair Value
                                                                            Vested              Incurred
                                                                            Through             Through
                                    Number of           Total Fair        January 31,          January 31,
               Date of Grant         Granted              Value              2007                 2007
              ---------------     ------------        ------------       -------------       --------------
                 4/30/2005            360,000         $    11,160             277,500        $        8,603
                 8/18/2005            700,000              21,700             671,429                20,814
                 9/30/2005             90,000              12,600              76,250                10,675
                                  ------------        ------------       -------------       --------------
                                    1,150,000         $    45,460           1,025,179        $       40,092
                                  ============        ============       =============       ==============

         $14,880 of the stock options' total fair value incurred during the period from March 1, 2005 (Inception) through January 31, 2007 ($40,092) was recognized during the six months ended January 31, 2006.

         Following is a schedule of changes in common stock options and warrants from July 31, 2006 through January 31, 2007:

                                                                                                   Average       Average
                                                       Awards Outstanding          Exercise       Exercise      Remaining
                                                  ---------------------------        Price          Price      Contractual
                                                      Total       Exercisable      Per Share      Per Share       Life
                                                  -------------  ------------   --------------   ----------    ------------
              Outstanding at July 31, 2006.......   23,099,085     22,994,085   $ 0.02 - $1.15    $  0.16          4.36
              Granted............................    2,550,000      2,787,500   $ 0.25 - $0.51    $  0.28          4.50
              Exercised..........................          -              -     $         -       $    -            N/A
              Cancelled/Expired..................          -              -     $         -       $    -            N/A
                                                  -------------  ------------   --------------   ----------    ------------
              Outstanding at January 31, 2007....   25,649,085     25,781,585   $ 0.02 - $1.15    $  0.17        3.86 years
                                                  =============  ============   ==============   ==========    ============

         Common stock awards consisted of the following options and warrants during the period from July 31, 2006 through January 31, 2007:

                                                                                                      Total
                               Description                       Options           Warrants           Awards
              ------------------------------------------------------------     -------------     -------------
              Outstanding at July 31, 2006.................    10,609,805        12,850,000        23,459,805
              Granted......................................           -           2,250,000         2,250,000
              Exercised....................................           -                 -                 -
              Cancelled/Expired............................       (60,000)              -             (60,000)
                                                             -------------     -------------     -------------
              Outstanding at January 31, 2007..............    10,549,085        15,100,000        25,649,085
                                                             =============     =============     =============

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(4)      NOTES PAYABLE

         Convertible notes payable to unrelated parties at January 31, 2007 consisted of the following:

         Notes payable at 9% interest payable quarterly,
           maturing in October 2007.  Convertible into common
           stock at a rate of $.20 per share or 156,225 shares...... $    31,245

         Notes payable at 9% interest payable quarterly,
           maturing in November 2007.  Convertible into common
           stock at a rate of $.20 per share or 500,000 shares......     100,000
                                                                     -----------
                                                                     $   131,245
                                                                     ===========

         In October 2006, the Company renegotiated two of its promissory notes to extend the maturity dates to October 2007, to include unpaid interest of $1,425 and to adjust the interest rate to 9%. The notes are convertible into shares of the Company's common stock at the option of the note holder after the maturity dates. At January 31, 2007, accrued interest totaled $2,682.

         The convertible promissory note carries imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock has no value at January 31, 2007 as the market value of the underlying stock is less than the option value. The conversion feature is only available if the Company defaults on the notes.

         During the same period, the Company renegotiated the November 11, 2006 promissory note to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. The Company agreed to pay the related accrued interest beginning January 31, 2007 by issuing shares of common stock to the Holder. The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month. The Company will issue 26,156 of its common stock in payment of $1,975 in interest that has accrued as of January 31, 2007.

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

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(6)      LETTERS OF INTENT

         E-NNOVATION.COM LIMITED

         In September 2006, the Company signed a Heads of Agreement to purchase 100% of the issued capital of E-nnovation.com Limited, which owns 100% of the issued capital of Innovation Software Limited. The proposed purchase price is (pound)1,000,000 or US $1,963,050, as of January 31, 2007, to be settled in one cash payment at the date of completion.

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

         WBSI was incorporated on March 1, 2005 to provide business process outsourcing services. WBSI intends to focus on providing call center services, but may expand to providing other outsourced services if it implements successfully its business plan. The plans to develop the call center services business has been put on hold, until such time as the Company completes the acquisition of Innovation Software Limited.

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

         On September 16, 2006, we signed a Heads of Agreement with ISL further stating terms and conditions of the proposed purchase. (pound)1,000,000 is due upon signing of the definitive agreement. In addition to the purchase price, we will deliver a yet to be negotiated number of options to purchase our common stock to certain key individuals. After closing, we will review all employment agreements with the intent of retaining ISL's highly qualified personnel. By its terms, the Heads of Agreement expired on January 14, 2007; however, we have negotiated an oral extension of the agreement, allowing us enough time to secure adequate financing. We hope to close the acquisition before May 31, 2007.

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

         In  connection  with our  proposed  acquisition  of ISL,  we  signed an agreement with a firm to act as an Investment Advisor to us on September 4, 2006. The cost of this support is (pound)5,875 (approximately $11,515) at signing that has already been paid; and (pound)45,000 (approximately $90,000) as commission for a projected money raise of up to (pound)2,000,000

(approximately $4,000,000). On December 1, 2006, we paid (pound)11,750 (approximately $19,500) for completion of the business plan prepared by that firm. Our December 1 payment will also function as a prepayment toward the commission due upon raising the required capital to complete the acquisition.

         As of March 13, 2007, we have conducted negotiations with a party to arrange financing of (pound)1,500,000 for the ISL acquisition and we anticipate the execution of a definitive financing arrangement. However, the execution of a definitive financing arrangement is contingent upon receipt of final approval from ISL to the terms of the proposed financing arrangement. Entry into the definitive financing arrangement is also subject to ISL's final approval of the terms of the acquisition agreement. We believe that a definitive financing arrangement will be executed prior to May 31, 2007; however, we can give no assurance that we will succeed by that date. Furthermore, due to the contingencies that remain unresolved, significant risk remains that we will not be able to consummate the ISL acquisition.

         Also, on March 13, 2007, we entered into a Reseller Agreement with ISL giving us the right to resell ISL's software to resellers or end users in the United States for the period of one year. The Agreement will be automatically renewed for successive one-year periods after the expiration of the first one-year term.

PROPOSED ACQUISITION OF COLORADO SPRINGS CALL CENTER

         A major U.S. bank has announced the closure of some of its credit card call centers. We are optimistic about the potential employee demographics and existing community support for a call center business in Colorado Springs, Colorado, and have explored a potential acquisition of a call center located in that area. Our discussions, however, have been put on hold until we have raised the capital necessary to provide for its operational requirements. We anticipate that we will be able to resume our plans for the call center after we have completed the ISL acquisition and provided for ISL's ongoing operations. We estimate our company-wide investment requirements and working capital needs during this acquisition phase to be $4,500,000. We plan to offer convertible notes secured by the assets of the ISL acquisition, once complete, in order to finance the purchase.

OUR REVISED BUSINESS PLAN

         Our business plan for the remainder of the current fiscal year, which ends July 31, 2007, is as follows:

         1) Raise a total of $4,500,000, to complete the acquisition of ISL, requiring an estimated $3,150,000 to fund the purchase and company-wide working capital needs during the transition period.

         2) Allocate $1,150,000 of the money raised for the working capital needed to support a Colorado Springs call center. We believe that revenues would not be generated until one month after the call center is operational.

         3)       Eliminate debt of approximately $260,000.

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

         DEVELOPMENT STAGE. We are in the development stage in accordance with Statements of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." As of January 31, 2007, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

         CASH  AND  CASH  EQUIVALENTS.   We  consider  all  highly  liquid  debt
instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at January 31, 2007.

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

         LOSS PER COMMON SHARE. We report net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2006, there were 10,249,085 and 12,850,000 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. As of January 31, 2007, there were 10,549,085 and 15,100,000 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

RESULTS OF OPERATIONS

         SIX AND THREE MONTHS ENDED JANUARY 31, 2007 AND 2006. During the six and three month periods ended January 31, 2007, we had no revenue as compared to $2,500 and $0 during the six and three month periods ended January 31, 2006. As a result of our decreased selling activity, our operating losses of $392,886 and $228,043 for the six and three month periods ended January 31, 2007 decreased by $346,790 and $119,825 for comparable periods in the previous year.

         Salaries, benefits and payroll taxes totaled $57,413 and $12,379 for the six and three month periods ended January 31, 2007, a decrease of $124,902 and $88,814 from the prior year's totals of $182,315 and $101,193 for the respective periods. Travel, contract labor and insurance expenses totaled $80,051 and $17,961 during the six and three month periods ending January 31, 2007, a decrease of $57,751 and $45,479 when compared to the totals of $137,802 and $63,440 for the six and three month periods ended January 31, 2006. The majority of costs incurred during the six and three month periods ending January 31, 2007, have been employed in our efforts to implement our business plan.

         During the six and three month periods ended January 31, 2007, professional and consulting fees were $81,507 and $48,770, respectively, a decrease of $212,441 and $106,927 from the same periods for the previous year. The higher prior year costs were due primarily to the preparation and filing of the registration statement covering the resale of shares by selling shareholders and the negotiations with TouchStar Software and Cascade Callworks, during the previous fiscal year.

         Stock-based compensation totaled $141,546 and $138,355 for the six and three months ended January 31, 2007, a 100% increase over the prior year when we were applying APB 25. APB 25 required compensation expense of fixed stock options to be based on the difference, if any, between the deemed fair value of our stock and the exercise price of the option on the date of grant. In the current year, we recorded stock-based compensation expense for the vesting of options that were granted to officers, directors and others based on the grant-date fair value of the options in accordance with SFAS 123R. The stock-based compensation expense represents the fair value of options estimated using the Black-Scholes option-pricing model.

         Depreciation of $3,564 and $1,782 recorded during the six and the three month periods ended January 31, 2007, represents increases of $1,292 and $360 over similar periods in the prior year.

         During the six month period ended January 31, 2006, there was a $50,000 charge resulting from the failed acquisition of Cleave Global E-Services Limited, a call center in India. There was no similar charge during the six month period ended January 31, 2007. We had paid a $50,000 deposit toward our proposed acquisition of this company, but terminated the agreement in September 2005.

         Other general and administrative expenses incurred during the six and three months ended January 31, 2007, totaled $28,805 and $8,796, a decrease of $45,385 and $17,320 from the totals of $74,190 and $26,116 accumulated during the prior year. The higher general and administrative expenses that were incurred in the previous year were additional costs associated with starting a new company.

         We recorded $15,236 and $5,723 of accrued interest expense for the six and three month periods ended January 31, 2007. We have several loan agreements outstanding this fiscal year that were not in existence last year. The interest rate for these loans was 9%.

         MARCH 1, 2005 (INCEPTION) TO JANUARY 31, 2007. For the period from March 1, 2005 (inception) to January 31, 2007, we were engaged primarily in raising capital to implement our business plan. We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America. Accordingly, we have earned revenue of only $34,518. We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $4,390,440. A little over half of the cumulative net loss, $2,689,159, is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties. As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan. Net cash provided by financing activities of $1,693,576 offset the $1,564,996 used in operating activities and $123,612 used in investing activities. We have a working capital deficit of $250,536 at January 31, 2007, primarily as a result of our outstanding notes classified as current liabilities because their maturity dates are within one year of the balance sheet date.

         As discussed above, we have had minimal revenues and have accumulated a net loss of $4,390,440 since inception. Furthermore, we have not commenced our planned principal operations. Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

         In July and August of 2006, we raised a total of $207,500 by selling units of one share of the Company's common stock and one warrant to purchase another share of common stock at $.25 per share at a price of $.05 per unit.

         In October 2006, we renegotiated a note payable to our President/CEO to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. At the same time, we renegotiated two notes payable to an unrelated third party to extend the maturity date to October 31, 2007 and to adjust the interest rate to 9%. We renegotiated a final note payable to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. The extended notes payable are due within one year of the balance sheet date, therefore, we have included them within our current liabilities. The total face amount of the renegotiated notes was $211,604.

         During the quarter ended January 31, 2007, we issued six notes payable to two of our directors with an interest rate of 9%. The notes bear a one-year term with interest accrued and payable in quarterly installments. These newly issued notes are classified in our current liabilities because they are all due within one year of our balance sheet date. We received $52,500 from the issuance of these notes, which we used to pursue our plan of operations while we locate additional financing.

         Our significant operating losses raise substantial doubt about our ability to continue as a going concern. Historically, we have been able to raise additional capital sufficient to continue as a going concern. In addition to the debt and equity financing discussed above, we also issued common stock in exchange for commission, interest, and services totaling $38,500 during the six months ended January 31, 2007. However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations. Additional equity or debt financing will be required to continue as a going concern. We estimate that we need to raise $4,500,000 in additional capital to complete our planned acquisitions and fund working capital until we can achieve profitability through operations. Without such additional capital, there is some doubt as to whether we will continue as a going concern.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

         RISK FACTORS RELATED TO OUR BUSINESS AND MARKETPLACE

         WE MAY BE UNABLE TO COMPLETE OUR PLANNED ACQUISITIONS OR MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR DIVERT OUR RESOURCES. We propose to complete an acquisition of a foreign software development company, Innovation Software Limited, requiring a total purchase price of (pound)1,000,000 (approximately $2,000,000). Due to contingencies that remain unresolved, we may be unsuccessful in completing the ISL acquisition. Also, we plan to acquire a domestic call center in Colorado Springs, Colorado. The planned and proposed acquisitions will require an unspecified amount of additional capital expenditure in the form of planning, due diligence, legal, and accounting fees. We have no substantial experience in completing acquisitions of other businesses, and we may be unable to successfully complete these or future acquisitions. As we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions will place additional constraints on our resources by diverting the attention of our management from existing operations. Acquisitions will increase the size and expense of our labor force. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

         AS A  DEVELOPMENT  STAGE  COMPANY,  WE CANNOT  ASSURE  YOU THAT WE WILL
SUCCEED OR BE PROFITABLE. We have been in business for a little more than a year. From March 1, 2005 (inception) through January 31, 2007, we generated revenues of only $34,518 and accumulated a net loss of $4,390,440. We are in the development stage, as that term is defined by certain financial accounting standards. This means that as of January 31, 2007, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets. While we believe that we will be able to implement our business plan and generate revenues by the end of the current fiscal year, we cannot assure you that we will be successful or profitable.

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

         We had a working capital deficit of $250,536 at January 31, 2007. Based on our projected "burn rate" for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $4,500,000 for the fiscal year ended July 31, 2007. We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully.

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

         SINCE OUR SHARES ARE TRADING ON THE "OTC BULLETIN BOARD", TRADING VOLUMES AND PRICES MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE. Our common shares are currently trading on the "OTC Bulletin Board." The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended January 31, 2007, we issued and sold unregistered securities set forth in the table below.

------------------------------------------------------------------------------------------------------------------
                       PERSONS OR CLASS OF
       DATE                  PERSONS                           SECURITIES                        CONSIDERATION
------------------------------------------------------------------------------------------------------------------
December 2006          1 consultant            312,500 shares of  common  stock at $0.08      Consulting services
                                               per share
------------------------------------------------------------------------------------------------------------------

         No underwriters were used in the above stock transaction. We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to the transaction, as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in our business. Restrictive legends were placed on the certificates evidencing the securities issued in the above transaction.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  10.6 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with Microsistemas Gerenciales, S.A. (2)
--------------------------------------------------------------------------------
  10.7 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with United Global Information Systems S.A. (2)
--------------------------------------------------------------------------------
  10.8 Jointly Delivered Services, Sales and Operations Alliance Agreement dated December 5, 2005 with Magellan Solutions Outsourcing, Inc. (2)
--------------------------------------------------------------------------------
  10.9 Letter agreement extending closing date of Cascade Callworks acquisition (3)
--------------------------------------------------------------------------------
  10.10 Private Office Month-to-Month Rental Agreement with Wall Street Executive Suites dated February 15, 2006 (4)
--------------------------------------------------------------------------------
  10.11 Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (5)
--------------------------------------------------------------------------------
  10.12 Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (5)
--------------------------------------------------------------------------------
  10.13       Promissory Note to James P.R. Samuels dated January 31, 2007 (6)
--------------------------------------------------------------------------------
  10.14       Promissory Note to Dirk Nye dated January 31, 2007 (6)
--------------------------------------------------------------------------------
  10.15       Promissory Note to Dirk Van Keulen dated November 11, 2006 (6)
--------------------------------------------------------------------------------
  10.16       9%  Convertible Promissory Note No. 2006-9 dated November 30, 2006
              (7)
--------------------------------------------------------------------------------
  10.17       9% Convertible Promissory Note No. 2006-10 dated November 27, 2006
              (7)
--------------------------------------------------------------------------------
  10.18       9% Convertible Promissory Note No. 2006-11 dated November 30, 2006
              (7)
--------------------------------------------------------------------------------
  10.19       9% Convertible Promissory Note No. 2006-12 dated  December 5, 2006
              (7)
--------------------------------------------------------------------------------
  10.20       9% Convertible Promissory Note No. 2006-13 dated December 21, 2006
              (7)
--------------------------------------------------------------------------------
  10.21       9% Convertible Promissory Note No. 2006-14 dated  January 11, 2007
              (7)
--------------------------------------------------------------------------------
  10.22 Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (8)
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification of James P.R. Samuels
--------------------------------------------------------------------------------
  31.2        Rule 13a-14(a) Certification of W. Earl Somerville
--------------------------------------------------------------------------------
  32.1 Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
  32.2 Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
---------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(2) Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2, File No. 333-129398, on January 11, 2006.
(3) Filed as an exhibit to Amendment No. 4 to the registration statement on Form SB-2, File No. 333-129398, on February 28, 2006.
(4) Filed as an exhibit to Amendment No. 5 to the registration statement on Form SB-2, File No. 333-129398, on March 13, 2006.

(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(6) Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(7) Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(8) Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WORLDWIDE STRATEGIES INCORPORATED



March 19, 2007                     By:  /s/ JAMES P.R. SAMUELS
                                      ------------------------------------------
                                        James P.R. Samuels
                                        President and Chief Executive Officer



March 19, 2007                     By:  /s/ W. EARL SOMERVILLE
                                      ------------------------------------------
                                        W. Earl Somerville
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer