Form 10QSB
period 2007-04-30
WORLDWIDE STRATEGIES INC
filed 2007-06-13
CIK 1342792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                  For the quarterly period ended APRIL 30, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ______________ to _____________

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF JUNE 6, 2007 - 17,768,607 SHARES OF COMMON STOCK

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet (unaudited) as of April 30, 2007            3

         Condensed Statements of Operations (unaudited) for the
         three and nine months ended April 30, 2007 and 2006, and
         for the period from March 1, 2005 (inception) through
         April 30, 2007                                                      4

         Condensed Statement of Changes in Shareholders' Deficit
         (unaudited) from July 31, 2006 through April 30, 2007               5

         Condensed Statements of Cash Flows (unaudited) for the nine months ended April 30, 2007 and 2006, and for the period
         from March 1, 2005 (inception) through April 30, 2007               6

         Notes to Condensed Financial Statements (unaudited)                 7

Item 2.  Management's Discussion and Analysis or Plan of Operations         16

Item 3.  Controls and Procedures                                            28


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        29

Item 3.  Defaults Upon Senior Securities                                    29

Item 4.  Submission of Matters to a Vote of Security Holders                29

Item 5.  Other Information                                                  29

Item 6.  Exhibits                                                           29

SIGNATURES                                                                  31

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                 April 30, 2007
                                  (Unaudited)



                                     ASSETS
Current Assets:
   Cash                                                                         $          26,241
   Prepaid expenses                                                                         4,772
                                                                                ------------------
          Total current assets                                                             31,013

Office equipment, net of accumulated depreciation of $11,232                               12,380
Deposits                                                                                    1,405
                                                                                ------------------
          Total assets                                                          $          44,798
                                                                                ==================


                             LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts and notes payable:
      Accounts payable                                                          $          15,091
      Notes payable                                                                       162,855
      Notes payable, related parties (Note 2)                                             194,477
   Accrued liabilities                                                                      4,413
   Accrued liabilities, related parties (Note 2)                                              411
                                                                                ------------------
          Total current liabilities                                                       377,247
                                                                                ------------------

Shareholders' deficit (Notes 2 and 3):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      0- shares issued and outstanding                                                         --
   Common stock, $.001 par value; 100,000,000 shares authorized,
      17,719,087 shares issued and outstanding,                                            17,720
   Additional paid-in capital                                                           4,330,605
   Deficit accumulated during development stage                                        (4,680,774)
                                                                                ------------------
          Total shareholders' deficit                                                    (332,449)
                                                                                ------------------
          Total current liabilities and shareholders' deficit                   $          44,798
                                                                                ==================


            See accompanying notes to condensed financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                       Condensed Statement of Operations
                                  (Unaudited)

                                                                                                               MARCH
                                                                                                               1,2005
                                                                                                            (INCEPTION)
                                                   NINE MONTHS ENDED            THREE MONTHS ENDED            THROUGH
                                                      APRIL 30,                      APRIL 30,               APRIL 30,
                                                  2007           2006            2007           2006            2007
                                             -------------- --------------  -------------- --------------  --------------
Sales                                        $          --  $      34,518    $         --  $      32,018   $      34,518
Cost of sales                                           --         30,568              --         28,919          30,568
                                             -------------- --------------  -------------- --------------  --------------
                                                        --          3,950              --          3,099           3,950
                                             -------------- --------------  -------------- --------------  --------------

Operating expenses:
  Salaries, benefits and payroll taxes              73,316        306,973          15,903        124,658         394,162
  Share-based compensation (Note 3)                331,400          4,073         189,854          4,073       2,879,013
  Professional and consulting fees                 101,180        352,768          19,673         58,820         582,915
  Travel                                            44,724         64,821           6,800          4,922         192,704
  Contract labor                                    10,000         67,500              --         22,500         121,750
  Insurance                                         44,238         53,103          12,111         20,200         131,230
  Depreciation                                       5,346          4,054           1,782          1,782          11,232
  Loss on failed acquisition                        31,016         50,000          31,016             --         181,016
  Other general and administrative expenses         35,384        101,307           6,580         27,117         161,332
                                             -------------- --------------  -------------- --------------  --------------
       Total operating expenses                    676,604      1,004,599         283,719        264,072       4,655,354
                                             -------------- --------------  -------------- --------------  --------------
       Loss from operations                       (676,604)    (1,000,649)       (283,719)      (260,973)     (4,651,404)

Other expense:
  Interest expense                                 (21,852)        (1,364)         (6,616)        (1,364)        (29,370)
                                             -------------- --------------  -------------- --------------  --------------
       Loss before income taxes                   (698,456)    (1,002,013)       (290,335)      (262,337)     (4,680,774)

Income tax provision (Note 5)                           --             --              --             --              --
                                             -------------- --------------  -------------- --------------  --------------

       Net loss                              $    (698,456) $  (1,002,013) $     (290,335) $    (262,337)  $  (4,680,774)
                                             ============== ==============  ============== ==============  ==============

Basic and diluted loss per share             $       (0.04) $       (0.08)  $       (0.02) $       (0.02)
                                             ============== ==============  ============== ==============
Basic and diluted weighted average
  common shares outstanding                     17,445,242     13,035,526      17,669,087     13,035,526
                                             ============== ==============  ============== ==============



                 See accompanying notes to financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
            Condensed Statement of Changes in Shareholders' Deficit
                                  (Unaudited)

                                                                                                 DEFICIT
                                                                                                ACCUMULATED
                                                         COMMON STOCK           ADDITIONAL       DURING
                                                 ----------------------------    PAID-IN       DEVELOPMENT
                                                    SHARES         PAR VALUE      CAPITAL         STAGE           TOTAL
                                                 -------------   ------------  -------------  --------------  --------------
Balance at July 31, 2006                           14,935,526    $    14,936   $  3,858,739   $  (3,982,318)  $    (108,643)

August 2006, sale of common stock in
   private offering at $.05 per share, net
   of $10,750 of offering costs (Note 2 and 3)      2,250,000          2,250         99,500              --         101,750
Common stock issued in exchange for
    commission and interest (Note 3)                  171,061            171         13,329              --          13,500
Common stock issued in exchange for
    consulting fees (Note 3)                          362,500            363         27,637              --          28,000
Stock options vesting in period (Note 3)                   --             --        331,400              --         331,400
Net loss                                                   --             --             --        (698,456)       (698,456)
                                                 -------------   ------------  -------------  --------------  --------------
Balance at April 30, 2007                          17,719,087    $    17,720   $  4,330,605   $  (4,680,774)  $    (332,449)
                                                 =============   ============  =============  ==============  ==============














            See accompanying notes to condensed financial statements

                       WORLDWIDE STRATEGIES INCORPORATED
                         (A Development Stage Company)
                       Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                                          MARCH 1, 2005
                                                                          NINE MONTHS ENDED               (INCEPTION)
                                                                             APRIL 30,                      THROUGH
                                                               --------------------------------------      APRIL 30,
                                                                      2007                2006                2007
                                                               ------------------  ------------------  ------------------
Cash flows from operating activities:
         Net cash used in
           operating activities                                $        (290,033)  $        (829,496)  $      (1,632,466)
                                                               ------------------  ------------------  ------------------
Cash flows from investing activities:
   Purchases of equipment                                                     --             (20,642)            (23,612)
   Deposit paid on Cascade acquisition                                        --            (100,000)           (100,000)
                                                               ------------------  ------------------  ------------------
         Net cash used in
           investing activities                                               --            (120,642)           (123,612)
                                                               ------------------  ------------------  ------------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                    112,500             500,000           1,587,700
   Payments for offering costs                                            (4,250)            (49,500)           (150,339)
   Proceeds from notes payable, related party (Note 2)                   108,243             106,715             184,958
   Proceeds from notes payable                                            30,000                  --             160,000
                                                               ------------------  ------------------  ------------------
         Net cash provided by
           financing activities                                          246,493             557,215           1,782,319
                                                               ------------------  ------------------  ------------------

         Net change in cash                                              (43,540)           (392,923)             26,241

Cash, beginning of period                                                 69,781             423,690                  --
                                                               ------------------  ------------------  ------------------

Cash, end of period                                            $          26,241   $          30,767   $          26,241
                                                               ==================  ==================  ==================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                              $              --   $              --   $              --
                                                               ==================  ==================  ==================
     Interest                                                  $          21,852   $              --   $          29,370
                                                               ==================  ==================  ==================



            See accompanying notes to condensed financial statements

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

Worldwide Strategies Incorporated (the "Company") was originally incorporated in the state of Nevada on April 6, 1998. On March 1, 2005, Worldwide Business Solutions Incorporated ("WBSI") was incorporated in the State of Colorado. On July 8, 2005, the Company acquired all the shares of WBSI for 76.8 percent of the Company's outstanding stock. The acquisition has been treated as a recapitalization of WBSI, with the Company as the legal surviving entity. Therefore, the historical financial information prior to the recapitalization, is the financial information of WBSI and March 1, 2005 is the "inception date" for financial reporting purposes.

The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers. The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of April 30, 2007, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, and historical operating losses.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the nine months ended April 30, 2007, the Company obtained an additional $101,750 in capital (after $4,250 of cash expenses and $6,500 of commissions paid in stock) by selling restricted shares of common stock. Additionally, the Company issued common shares during the nine months ended April 30, 2007, in exchange for commission, interest, and services totaling $41,500. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

The accompanying statements of operations and cash flows reflect the nine months and the three months ended April 30, 2007. The comparative figures for the nine months and three months ended April 30, 2006 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

(2)      RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES PAYABLE

Convertible notes payable, related party at April 30, 2007 consisted of the following:

         Notes payable to a Director, at 9% interest payable quarterly, maturing in November 2007.  Convertible into common
            stock at a rate of $.05 per share or 1,880,320 shares.              $        94,016

         Notes payable to the CEO, at 9% interest payable quarterly, maturing in November 2007.  Convertible into common
             stock at a rate of $.05 per share or 400,000 shares.                        20,000

         Notes payable to the CEO, at 9% interest payable quarterly, maturing in December 2007.  Convertible into common
             stock at a rate of $.05 per share or 300,000 shares.                        15,000

         Notes payable to the CEO, at 9% interest payable quarterly, maturing in January 2008.  Convertible into common
            stock at a rate of $.05 per share or 150,000 shares.                          7,500

         Notes payable to the CEO, at 9% interest payable quarterly, maturing in April 2008.  Convertible into common
             stock at a rate of $.05 per share or 679,220 shares.                        33,961

         Notes payable to a board of member, at 9%
             maturing in April 2008.  Convertible into common
            stock at a rate of $.05 per share or 200,000 shares.                         10,000

         Notes payable to two board members, at 9%
             maturing in April 2008.  Convertible into common
            stock at a rate of $.05 per share or 180,000 shares.                          9,000

         Notes payable to the CFO, at 9%
             maturing in February 2008.  Convertible into common
             stock at a rate of $.05 per share or 100,000 shares.                         5,000
                                                                                ---------------

                                                                                $       194,477
                                                                                ===============

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

During the nine months ended April 30, 2007, the Company issued promissory notes payable to its CEO, CFO and three members of the board in the total amounts of $114,118. Related party interest expense for the nine months ended April 30, 2007 and 2006, and for the period from March 1, 2005 (inception) through April 30, 2007 was $9,700, $-0-, and $5,505, respectively. The notes are also convertible into shares of the Company's common stock at the option of the note holder after the maturity date. At April 30, 2007, accrued interest payable to the Company's officers and directors totaled $411. The convertible promissory notes carry imbedded beneficial conversion features. The conversion feature is only available if the Company defaults on the notes.

COMMON STOCK

In August 2006, the Company issued 90,000 shares of its common stock to three of its employees and a director, in exchange for commission payable of $4,500 on common stock issued in its July and August offering.

(3)      SHAREHOLDERS' EQUITY

COMMON STOCK

In April 2007, the Company issued 50,000 shares of the Company's common stock in exchange for services valued at $3,000. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In December 2006, the Company issued 312,500 shares of the Company's common stock in exchange for services valued at $25,000. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In October 2006, the Company issued a total of 41,061 shares of the Company's common stock in exchange for $7,000 in interest on a convertible note payable November 11, 2006. The shares were valued based on the fair value of the shares in the month interest was accrued and is reflected in the accompanying financial statements as interest expense.

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

OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE INTRINSIC VALUE METHOD

On March 16, 2006, the Company granted options to an officer to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $.51 per share. 100,000 options were fully vested on the grant date, an additional 100,000 options vest on March 16, 2007, and the remaining 100,000 options vest on March 16, 2008. All of the options expire on March 16, 2011. In February 2007, the Company accelerated the vesting date to November 30, 2006, the date the officer left employment, and recognized $137,000 as stock based compensation in the accompanying financial statements to reflect the vested portion during the nine months ended April 30, 2007. The total compensation costs for the modified share options was measured on the date of modification and no incremental costs resulted from the modification. Therefore compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services have been rendered.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate                         4.60%
         Dividend yield                                  0.00%
         Volatility factor                               140.00%
         Weighted average expected life                  5 years

On April 30, 2005, the Company granted four directors options to purchase an aggregate of 360,000 shares of the Company's common stock at an exercise price of $.25 per share. 120,000 options were fully vested on the grant date, an additional 120,000 options vest on April 30, 2006, and the remaining 120,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $11,160. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $696 and $3,486 as stock based compensation in the accompanying financial statements to reflect the vested portion during the nine months ended April 30, 2007 and the period from the effective grant date through April 30, 2007, respectively.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

On August 18, 2005, the Company granted three officers options to purchase an aggregate of 700,000 shares of the Company's common stock at an exercise price of $.25 per share. 300,000 options were fully vested on the grant date, an additional 300,000 options vest on April 30, 2006, and the remaining 100,000 options vest on April 30, 2007. All of the options expire on April 30, 2010. The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date. The Company's common stock had no quoted market price on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.031 per share, or $21,700. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment". In February 2007, the Company accelerated the vesting date for one of the officers to be effective June 30, 2006, the date the officer left employment, and recognized $1,792 and $6,885 as stock based compensation in the accompanying financial statements to reflect the vested portion during the nine months ended April 30, 2007 and the period from the effective grant date through April 30, 2007, respectively. The total compensation costs for the modified share options was measured on the date of modification and no incremental costs resulted from the modification. Therefore, compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services has been rendered.

On September 30, 2005, the Company granted a director options to purchase an aggregate of 90,000 shares of the Company's common stock at an exercise price of $1.12 per share. 30,000 options were fully vested on the grant date, an additional 30,000 options vest on September 30, 2006, and the remaining 30,000 options vest on September 30, 2007. All of the options expire on September 30, 2010. The exercise price of the options equaled the traded market price of the stock on the grant date. No stock-based compensation was recorded on the options through January 31, 2006. The options had a fair value of $.14 per share, or $12,600. Effective February 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" and recognized $4,072 and $7,525 as stock based compensation in the accompanying financial statements to reflect the vested portion during the nine months ended April 30, 2007 and the period from the effective grant date through April 30, 2007, respectively.

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

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                                                     Nine Months Ended                      March 1, 2005
                                                                        April 30,                            (Inception)
                                                       ---------------------------------------------          Through
                                                                2007                    2006                April 30, 2007
                                                       ---------------------  ----------------------  -------------------------
         Net loss, as reported                         $           (698,456)  $          (1,002,013)  $             (4,680,774)
           Decrease due to:
             Employee stock options                                       -                 (14,880)                   (40,092)
                                                       ---------------------  ----------------------  -------------------------
         Pro forma net loss                            $           (698,456)  $          (1,016,893)  $             (4,720,866)
                                                       =====================  ======================  =========================

         As reported:
           Net loss per share - basic and diluted      $               0.04   $               (0.08)
                                                       =====================  ======================
         Pro Forma:
           Net loss per share - basic and diluted      $               0.04   $               (0.08)
                                                       =====================  ======================

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

                                                                                             Fair Value
                                  Number of                            Options Vested         Incurred
                                   Options          Total Fair            Through              Through
         Date of Grant             Granted             Value           April 30, 2007       April 30, 2007
         ------------------     -------------     -------------       ----------------      --------------
         4/30/2005                  360,000       $    11,160               277,500         $      8,603
         8/18/2005                  700,000            21,700               671,429               20,814
         9/30/2005                   90,000            12,600                76,250               10,675
                                -------------     -------------       ----------------      --------------
                                  1,150,000       $    45,460             1,025,179         $     40,092
                                =============     =============       ================      ==============

$14,880 of the stock options' total fair value incurred during the nine months ended April 30, 2006 and $40,092 was recognized during the period from March 1, 2005 (Inception) through January 31, 2006.

OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD

In April 2007, the Company granted options to various officers, directors, and employees to purchase an aggregate of 3,200,000 shares of the Company's common stock at an exercise price of $.06 per share. All 3,200,000 were fully vested on the grant date. The options had a fair value of $0.06 per share or $187,840.

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate                  4.97%
         Dividend yield                           0.00%
         Volatility factor                        202.07%
         Weighted average expected life           5 years

Following is a schedule of changes in common stock options and warrants from July 31, 2006 through April 30, 2007:

                                                      Awards Outstanding                                                Weighted
                                            ---------------------------------------                                      Average
                                                                                                      Weighted          Remaining
                                                                                Exercise Price    Average Exercise     Contractual
                                                  Total         Exercisable        Per Share       Price Per Share        Life
                                             --------------  -----------------  ---------------   -----------------  ---------------
Outstanding at July 31, 2006                    23,099,085         22,994,085   $ 0.02 - $1.15    $           0.16          4.36
Granted                                          5,750,000          5,848,750   $ 0.05 - $0.25    $           0.14          4.50
Exercised                                              -                  -     $         -       $           -             N/A
Cancelled/Expired                                      -                  -     $         -       $           -             N/A
                                             --------------  -----------------  ---------------   -----------------  ---------------
Outstanding at April 30, 2007                   28,849,085         28,842,835   $ 0.02 - $1.15    $           0.16       3.83 years
                                             ==============  =================  ===============   =================  ===============

Common stock awards consisted of the following options and warrants during the period from July 31, 2006 through April 30, 2007:

                                                                                             Total
                   Description                         Options           Warrants            Awards
         --------------------------------------------------------     --------------    ---------------
         Outstanding at July 31, 2006                 10,249,085         12,850,000        23,099,085

         Granted                                       3,500,000          2,250,000         5,750,000
         Exercised                                           -                  -                 -
         Cancelled/Expired                                   -                  -                 -
                                                   --------------     --------------    ---------------
         Outstanding at April 30, 2007                13,749,085         15,100,000         28,849,085
                                                   ==============     ==============    ===============

                        WORLDWIDE STRATEGIES INCORPORATED
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(4)      NOTES PAYABLE

Convertible notes payable to unrelated parties at April 30, 2007 consisted of the following:

         Notes payable at 9% interest payable quarterly,
           maturing in October 2007.  Convertible into common
           stock at a rate of $.20 per share or 164,275 shares.     $     32,855

         Notes payable at 9% interest payable quarterly,
           maturing in November 2007.  Convertible into common
           stock at a rate of $.20 per share or 500,000 shares.          100,000

         Notes payable at 9% interest payable quarterly,
           maturing in April 2008.  Convertible into common
           stock at a rate of $.05 per share or 500,000 shares.           30,000

                                                                    ------------
                                                                    $    162,855
                                                                    ============

In October 2006, the Company renegotiated two of its promissory notes to extend the maturity dates to October 2007, to include unpaid interest of $1,425 and to adjust the interest rate to 9%. The notes are convertible into shares of the Company's common stock at the option of the note holder after the maturity dates. At April 30, 2007, accrued interest totaled $4,413. Interest expense for unrelated parties for the nine months ended April 30, 2007 and 2006, and for the period from March 1, 2005 (inception) through April 30, 2007 was $9,700, $-0-, and $13,533, respectively.

The convertible promissory notes carry imbedded beneficial conversion features. The intrinsic value of the beneficial conversion features related to the note holders' options for conversion into the Company's common stock has no value at April 30, 2007 as the market value of the underlying stock is less than the option value. The conversion feature is only available if the Company defaults on the notes.

During the same period, the Company renegotiated the November 11, 2006 promissory note to extend the maturity date to November 11, 2007 and to adjust the interest rate to 9%. The Company agreed to pay the related accrued interest beginning January 31, 2007 by issuing shares of common stock to the Holder. The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month. In May 2007, the Company issued 49,520 of its common stock in payment of $4,225 in interest that was accrued as of April 30, 2007.

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

(6)      LETTERS OF INTENT

E-NNOVATION.COM LIMITED

In September 2006, the Company signed a Heads of Agreement to purchase 100% of the issued capital of E-nnovation.com Limited, which owns 100% of the issued capital of Innovation Software Limited. The proposed purchase price was (pound)1,000,000 or US $1,963,050, as of January 31, 2007, to be settled in one cash payment at the date of completion. On April 4, 2007, the Company decided to discontinue its efforts to acquire Innovation Software Ltd.

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

         WBSI was incorporated on March 1, 2005 to provide business process outsourcing services. WBSI intends to focus on providing call center services, but may expand to providing other outsourced services if it implements its business plan successfully. The plans to develop the call center services business has been put on hold, until such time as we have raised the capital necessary to provide for our operational requirements.

         WBSI incorporated a subsidiary, Worldwide Business Solutions Limited, in the United Kingdom under The Companies Acts 1985 and 1989, on May 31, 2005. This U.K. subsidiary was formed for the purpose of supporting sales and marketing efforts in English-speaking countries. While the subsidiary has bank accounts established it does not yet have any employees.

PLAN OF OPERATION

         Since July 8, 2005, we have pursued our plan to offer high-end multi-task, multi-lingual Business Process Outsourcing ("BPO") service centered on call center services, such as technical support, language interpreting, debt collections, and help desk solutions. We are continuing to pursue opportunities in the BPO area. Our current financial position and our unrealized efforts to commence operations, merge with, or acquire a BPO business qualifies us as a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934.

         Since we have not yet achieved our goals in the call center services area, we have expanded our efforts to include the possible merger or acquisition of other types of businesses. We remain hopeful another business merger or acquisition candidate would complement our BPO efforts and enable further pursuit of our plans to build and market a BPO service solution. However, our plan of operations now consists of identifying, evaluating, and pursuing opportunities to merge or acquire other businesses.

DENVER CALL CENTER

         We have entered into preliminary communications with a call center located in the Denver area of Colorado. Although we have no firm plans or commitments, we are exploring a potential acquisition or an exclusive licensing agreement with the call center.

TERMINATED ACQUISITION OF INNOVATION SOFTWARE LIMITED

         In March 2007, Innovation Software Limited ("ISL") severed all ties with us when it withdrew from further negotiations of our proposed purchase of ISL. We no longer have any relationship with ISL. We had planned to acquire ISL, an Enterprise Resource Management ("ERM") software company located in the U.K. As a result of the severed relationship, we recorded a charge of $31,016 to Loss on Failed Acquisition, which consisted of the costs we incurred in travel, administrative, and professional fees related to our efforts to acquire ISL.

PROPOSED ACQUISITION OF COLORADO SPRINGS CALL CENTER

         A major U.S. bank announced the closure of some of its credit card call centers. We have explored a potential acquisition of a call center located in that area. However, we may forego the Colorado Springs call center because we are exploring a possible relationship with a call center in the Denver area of Colorado.

OUR REVISED BUSINESS PLAN

         Our business plan for the next twelve months is as follows:

         1) Identify, evaluate and pursue negotiations with potential merger or acquisition candidates.

         2) Raise a total of $2,500,000 for the working capital needed to support a Colorado Springs or Denver call center. We believe that revenues would not be generated until one month after the call center is operational.

         3)       Eliminate debt and liabilities of approximately $377,000.

         4) Market call center services. We plan to develop expanded marketing and sales teams to grow sales for the Colorado Springs or Denver call center or some other acquired call center, and for our affiliated call centers. We anticipate that the Colorado Springs or Denver call center or some other acquired call center will perform most of the call center work. In cases where customers require foreign language capability, this work will be directed to our affiliated call centers.

         5) Market our services in conjunction with TouchStar Software Corporation. This effort would not require any additional cost. It will likely take four months from commencement of this marketing effort to earn revenues from this cooperative arrangement.

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

         DEVELOPMENT STAGE. We are in the development stage in accordance with Statements of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." As of April 30, 2007, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

         CASH AND CASH EQUIVALENTS. We consider all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at April 30, 2007.

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

         LOSS PER COMMON SHARE. We report net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2006, there were 10,249,085 and 12,850,000 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. As of April 30, 2007, there were 13,749,085 and 15,100,000 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS 159 may have on our financial position, results of operations and cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

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

         In July 2006, the FASB finalized and issued FASB Interpretation No. 48 ("FIN 48"), entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company's fiscal year ending July 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

RESULTS OF OPERATIONS

         NINE AND THREE MONTHS ENDED APRIL 30, 2007 AND 2006. During the nine and three month periods ended April 30, 2007, we had no revenue as compared to $34,518 and $32,018 during the nine and three month periods ended April 30, 2006. As a result of our decreased selling activity, our operating losses of $676,604 and $283,719 for the nine and three month periods ended April 30, 2007 decreased by $324,045 and increased by $22,746 when compared to analogous periods in the previous year.

         Salaries, benefits and payroll taxes totaled $73,316 and $15,903 for the nine and three-month periods ended April 30, 2007, a decrease of $233,657 and $108,755 from the prior year's totals of $306,973 and $124,658 for the respective periods. The decrease was primarily caused by reduction in staff in the call center operations resulting in a decrease of $140,248 and $77,623 in the nine-month and three-month periods respectively. Reduction in rate of compensation resulted in a decrease of $79,550 and $25,100 for the nine and three months ended April 30, 2007. The balance of the reduced expense was caused by a decrease in employee benefits resulting from the staff reduction and salary decreases.

         Travel, contract labor and insurance expenses totaled $98,962 and $18,911 during the nine and three-month periods ending April 30, 2007, a decrease of $86,462 and $28,711 when compared to the totals of $185,424 and $47,622 for the nine and three-month periods ended April 30, 2006. The majority of costs incurred during the nine and three-month periods ending April 30, 2007, have been employed in our efforts to implement our business plan.

         During the nine and three-month periods ended April 30, 2007, professional and consulting fees were $101,180 and $19,673, respectively, a decrease of $251,588 and $39,147 from the same periods for the previous year. The prior year costs include call center consulting fees of $123,750 and $12,200 and stock promotion and assistance with stock offerings of $90,000 and $11,700 during the nine and three-month periods, respectively. There were no expenses for these services in fiscal year 2007. The higher prior year costs were also due to the preparation and filing of the registration statement covering the resale of shares by selling shareholders and the negotiations with TouchStar Software and Cascade Callworks, during the previous fiscal year.

         Stock-based compensation totaled $331,400 and $189,854 for the nine and three months ended April 30, 2007, an increase of $327,327 and $185,781 over the prior year when we were applying APB 25. APB 25 required compensation expense of fixed stock options to be based on the difference, if any, between the deemed fair value of our stock and the exercise price of the option on the date of grant. In the current year, we recorded stock-based compensation expense for the vesting of options that were granted to officers, directors and others based on the grant-date fair value of the options in accordance with SFAS 123R. The stock-based compensation expense represents the fair value of options estimated using the Black-Scholes option-pricing model.

         Depreciation of $5,346 and $1,782 recorded during the nine and three-months ended April 30, 2007, represents increases of $1,292 and $0 over similar periods in the prior year.

         During the nine and three-month periods ending April 30, 2007, there was a charge of $31,016 from the failed acquisition of Innovation Software Limited. During the nine-month period ended April 30, 2006, there was a $50,000 charge resulting from the failed acquisition of Cleave Global E-Services Limited, a call center in India. We had paid a $50,000 deposit toward our proposed acquisition of this company, but terminated the agreement in September 2005.

         Other general and administrative expenses incurred during the nine and three months ended April 30, 2007, totaled $35,384 and $6,580, a decrease of $65,923 and $20,537 from the totals of $101,307 and $27,117 accumulated during the prior year. The higher general and administrative expenses that were incurred in the previous year were additional costs associated with starting a new company.

         We recorded $21,852 and $6,616 of accrued interest expense for the nine and three-month periods ended April 30, 2007. We have several loan agreements outstanding this fiscal year that were not in existence last year. The interest rate for these loans was 9%.

         MARCH 1, 2005 (INCEPTION) TO APRIL 30, 2007. For the period from March 1, 2005 (inception) to April 30, 2007, we were engaged primarily in raising capital to implement our business plan. We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America. Accordingly, we have earned revenue of only $34,518. We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $4,680,774. More than half of the cumulative net loss, $2,879,013, is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties. As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan. Net cash provided by financing activities of $1,782,319 offset the $1,632,466 used in operating activities and $123,612 used in investing activities. We have a working capital deficit of $346,234 at April 30, 2007, primarily as a result of our outstanding notes classified as current liabilities because their maturity dates are within one year of the balance sheet date.

         As discussed above, we have had minimal revenues and have accumulated a net loss of $4,680,774 since inception. Furthermore, we have not commenced our planned principal operations. Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

         In July and August of 2006, we raised a total of $207,500 by selling units of one share of our common stock and one warrant to purchase another share of common stock at $.25 per share at a price of $.05 per unit.

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

         During the quarter ended April 30, 2007, we issued nine notes payable to five of our directors with an interest rate of 9%. At the same time, we also issued two notes payable to two shareholders with the same terms. The notes bear a one-year term with interest accrued and payable in quarterly installments. These newly issued notes are classified in our current liabilities because they are all due within one year of our balance sheet date. We received $85,743 from the issuance of these notes, which we used to pursue our plan of operations while we locate additional financing.

         On April 17, 2007, we issued options to purchase 3,200,000 shares of our common stock at $.06 per share. We granted the options to our six directors, an employee, and a consultant for services rendered without compensation. The options were fully vested when issued. We recorded $187,840 of share-based compensation expense related to the issuance of the options.

         Our significant operating losses raise substantial doubt about our ability to continue as a going concern. Historically, we have been able to raise additional capital sufficient to continue as a going concern. In addition to the debt and equity financing discussed above, we also issued common stock in exchange for commission, interest, and services totaling $41,500 during the nine months ended April 30, 2007. However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations. Additional equity or debt financing will be required to continue as a going concern. We estimate that we need to raise $2,500,000 in additional capital to complete our planned acquisitions and fund working capital until we can achieve profitability through operations. Without such additional capital, there is some doubt as to whether we will continue as a going concern.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

         RISK FACTORS RELATED TO OUR BUSINESS AND MARKETPLACE

         WE MAY BE UNABLE TO COMPLETE OUR PLANNED ACQUISITIONS OR MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR DIVERT OUR RESOURCES. We propose to complete an acquisition of a call center in Colorado Springs or Denver, Colorado. We are also seeking other merger and acquisition opportunities. We may be unsuccessful in completing the acquisition of a call center in Colorado Springs or Denver, Colorado and we may not be able to successfully acquire another business. The planned and proposed acquisitions will require an unspecified amount of additional capital expenditure in the form of planning, due diligence, legal, and accounting fees. We have no substantial experience in completing acquisitions of other businesses, and we may be unable to successfully complete these or future acquisitions. As we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions will place additional constraints on our resources by diverting the attention of our management from existing operations. Acquisitions will increase the size and expense of our labor force. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

         AS A DEVELOPMENT STAGE COMPANY, WE CANNOT ASSURE YOU THAT WE WILL SUCCEED OR BE PROFITABLE. We have been in business for a little more than two years. From March 1, 2005 (inception) through April 30, 2007, we generated revenues of only $34,518 and accumulated a net loss of $4,680,774. We are in the development stage, as that term is defined by certain financial accounting standards. This means that as of April 30, 2007, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets. While we believe that we will be able to implement our business plan and generate revenues by the end of the current fiscal year, we cannot assure you that we will be successful or profitable.

         As discussed above, we have had minimal revenues and have accumulated a net loss since inception. Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan. We estimate that we need to raise $2,500,000 in additional capital to complete our planned acquisitions and fund working capital until we can achieve profitability through operations. Even with such additional capital, there can be no assurance that we will be successful in implementing our business plan or that such plan will be profitable when implemented. Therefore, there is substantial doubt that we will be able to continue as a going concern.

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

         We had a working capital deficit of $346,234 at April 30, 2007. Based on our projected "burn rate" for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $2,500,000 for the next twelve months. We intend to conduct additional financings during the current fiscal year. We cannot assure you that we will be able to complete these additional financings successfully.

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

         THE BPO INDUSTRY INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE WITH BUSINESSES THAT HAVE GREATER RESOURCES THAN WE DO. We face significant competition for BPO services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise. While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients' own in-house customer service groups, including in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

         We have existing competitors for our BPO business, and may in the future have new competitors, with greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended April 30, 2007, we issued and sold unregistered securities set forth in the table below.

-------------------------------------------------------------------------------------------------------------------
   DATE             PERSONS OR CLASS OF PERSONS                    SECURITIES                    CONSIDERATION
-------------------------------------------------------------------------------------------------------------------
April 2007          1 consultant                        50,000 shares of common stock at      Consulting Services
                                                        $0.06 per share
-------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   10.3 Non-Binding Letter of Intent with Cascade Callworks Inc. dated September 29, 2005 (1)
--------------------------------------------------------------------------------
   10.4 Non-Binding Letter of Intent with TouchStar Software Corporation dated October 18, 2005 (2)
--------------------------------------------------------------------------------
   10.5 Jointly Delivered Services, Sales and Operations Alliance Agreement dated October 26, 2005 with New Tech (2)
--------------------------------------------------------------------------------
   10.6 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with Microsistemas Gerenciales, S.A. (2)
--------------------------------------------------------------------------------
   10.7 Jointly Delivered Services, Sales and Operations Alliance Agreement dated November 15, 2005 with United Global Information Systems S.A. (2)
--------------------------------------------------------------------------------
   10.8 Jointly Delivered Services, Sales and Operations Alliance Agreement dated December 5, 2005 with Magellan Solutions Outsourcing, Inc. (2)
--------------------------------------------------------------------------------
   10.9 Letter agreement extending closing date of Cascade Callworks acquisition (3)
--------------------------------------------------------------------------------
   10.10 Private Office Month-to-Month Rental Agreement with Wall Street Executive Suites dated February 15, 2006 (4)
--------------------------------------------------------------------------------
   10.11 Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (5)
--------------------------------------------------------------------------------
   10.12 Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (5)
--------------------------------------------------------------------------------
   10.13       Promissory Note to James P.R. Samuels dated April 30, 2006 (6)
--------------------------------------------------------------------------------
   10.14       Promissory Note to Dirk Nye dated April 30, 2006 (6)
--------------------------------------------------------------------------------
   10.15       Promissory Note to Dirk Van Keulen dated November 11, 2006 (6)
--------------------------------------------------------------------------------
   10.16       9% Convertible Promissory Note No. 2006-9 dated November 30, 2006
               (7)
--------------------------------------------------------------------------------
   10.17       9% Convertible Promissory Note No. 2006-10 dated November 27,
               2006 (7)
--------------------------------------------------------------------------------
   10.18       9% Convertible Promissory Note No. 2006-11 dated November 30,
               2006 (7)
--------------------------------------------------------------------------------
   10.19       9% Convertible Promissory Note No. 2006-12 dated December 5,
               2006 (7)
--------------------------------------------------------------------------------
   10.20       9% Convertible Promissory Note No. 2006-13 dated December 21,
               2006 (7)
--------------------------------------------------------------------------------
   10.21       9% Convertible Promissory Note No. 2006-14 dated January 11, 2007
               (7)
--------------------------------------------------------------------------------
   10.22 Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (8)
--------------------------------------------------------------------------------
   10.23       9% Convertible Promissory Note No. 2007-1 dated February 14, 2007
               (9)
--------------------------------------------------------------------------------
   10.24       9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (9)
--------------------------------------------------------------------------------
   10.25       9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (9)
--------------------------------------------------------------------------------
   10.26       9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (9)
--------------------------------------------------------------------------------
   10.27       9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (9)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   10.28       9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (9)
--------------------------------------------------------------------------------
   10.29       9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (9)
--------------------------------------------------------------------------------
   10.30       9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (9)
--------------------------------------------------------------------------------
   10.31       9% Convertible Promissory Note No. 2007-10 dated April 5, 2007
               (9)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification of James P.R. Samuels
--------------------------------------------------------------------------------
   31.2        Rule 13a-14(a) Certification of W. Earl Somerville
--------------------------------------------------------------------------------
   32.1 Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
   32.2 Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------

-------------------------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(2) Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2, File No. 333-129398, on January 11, 2006.
(3) Filed as an exhibit to Amendment No. 4 to the registration statement on Form SB-2, File No. 333-129398, on February 28, 2006.
(4) Filed as an exhibit to Amendment No. 5 to the registration statement on Form SB-2, File No. 333-129398, on March 13, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(6) Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(7) Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(8) Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(9) Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WORLDWIDE STRATEGIES INCORPORATED



June 13, 2007                      By:   /s/ JAMES P.R. SAMUELS
                                      ------------------------------------------
                                      James P.R. Samuels
                                      President and Chief Executive Officer



June 13, 2007                      By:   /s/ W. EARL SOMERVILLE
                                      ------------------------------------------
                                      W. Earl Somerville
                                      Vice President, Chief Financial Officer,
                                      Secretary and Treasurer