Form 10KSB
period 2007-07-31
WORLDWIDE STRATEGIES INC
filed 2007-11-02
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-52362

Worldwide Strategies Incorporated
(Name of small business issuer as specified in its charter)

Nevada	41-0946897
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3801 East Florida Avenue, Suite 400, Denver, Colorado	80210
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (303) 991-5887

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $606,176 on October 24, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,173,106 on October 24, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  In assessing forward-looking statements contained in this report, readers are urged to read carefully all cautionary statements, including those contained in other sections of this report.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to generate sufficient capital to complete planned acquisitions;
•	our ability to successfully operate our business upon completion of any or all planned acquisitions;
•	the lack of liquidity of our common stock;
•	our ability to find and retain skilled personnel;
•	availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis or Plan of Operation,” “Description of Business,” and elsewhere in this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-KSB
FOR THE FISCAL YEAR ENDED
JULY 31, 2007

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Business Development

Worldwide Strategies Incorporated (“we”, “us”, or “our”) was originally incorporated in the State of Nevada on April 6, 1998 as Boyd Energy Corporation for the purpose of developing a mechanical lifting device that would enhance existing stripper well production.  We were unable to raise sufficient capital to carry out this business and focused instead on leasing properties and exploring for oil and gas.  We changed our name to Barnett Energy Corporation on July 17, 2001.

As a result of our lack of profitability and the receipt of numerous inquires from entities seeking to merge with us, our operational focus expanded beyond oil and gas exploration to include reviewing potential merger or acquisition candidates.  We believe that entities sought to merge with us due to the fact that we were perceived as a “shell” company.

On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation (“WBSI”), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 2,573,335 shares of our common stock.  As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary.  We changed our name to Worldwide Strategies Incorporated as of June 14, 2005.

For accounting purposes, the acquisition of WBSI has been accounted for as a recapitalization of WBSI.  Since we had only minimal assets and no operations, the recapitalization has been accounted for as the sale of 778,539 shares of WBSI common stock for our net liabilities at the time of the transaction.  Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

WBSI was incorporated on March 1, 2005 to provide Business Process Outsourcing (“BPO”) services.  WBSI intends to focus initially on providing call center services, but may expand to providing other outsourced services if it implements successfully its business plan.

WBSI incorporated a subsidiary, Worldwide Business Solutions Limited, in the United Kingdom under The Companies Acts 1985 and 1989, on May 31, 2005.  This U.K. subsidiary was formed for the purpose of supporting sales and marketing efforts in English-speaking countries.  While the subsidiary has a temporary office and bank accounts established, it does not yet have any employees.

Effective July 31, 2007, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of our authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding immediately prior to filing from 17,768,607 to 5,923,106.

Centric Rx, Inc.

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric Rx, Inc., a Nevada corporation (“Centric”) in exchange for 2,250,000 post-reverse-split shares of our common stock.  We filed Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder and Regulation S, as certain shares were issued in “offshore transactions.”  Centric is now our wholly-owned subsidiary and will operate as a health services and pharmacy solution provider.

Centric was formed as Nevada corporation on August 31, 2004.  In December 2004, Centric acquired website software that can be used as an electronic storefront.  Centric acquired this software from Canada Pharmacy Express, Ltd. in exchange for 2,000,000 shares of Centric common stock and a commitment to pay $75,000.  This debt was exchanged for 500,000 shares of our common stock in September 2007.

Proposed Acquisition of Colorado Springs Call Center

We have explored a potential acquisition of a call center located in Colorado Springs, Colorado.  Our plans, however, have been put on hold until we have developed our business activities enough to justify the capital expenditures required to complete the acquisition.

Innovation Software Limited

On July 20, 2006, we entered into a non-binding letter of intent to acquire Innovation Software Limited (“ISL”), a software company located in the U.K.  On September 16, 2006, we signed a Heads of Agreement with ISL further stating terms and conditions of the proposed purchase.  On March 30, 2007, ISL terminated all relations with us when it withdrew from further negotiations relating to the terms of the proposed purchase.  We recorded a loss on failed acquisition of $31,016 relating to the expenses we incurred in our efforts to complete the ISL acquisition.

Our Business

We originally intended to offer call center services, such as technical support, language interpreting, debt collections, and help desk solutions.  With the acquisition of Centric, we have expanded our business to supporting Centric’s operations using call centers.  Centric’s primary business is the distribution of health services and prescription drug discount cards.  We plan to contract with call centers to provide ongoing service and support to organizations and individuals that utilize these cards and Centric’s future products and services.

Our business and future operations are dependent upon the acquisition of sufficient financing to start operations.  As of the date of filing of this report, we have spent substantially all our time and effort trying to raise capital through the issuance of debt and equity instruments.  We have not spent a significant amount of time marketing our products and services and do not plan to expend such effort until we have secured additional financing to support such activities and to pay additional employees.  We believe we need to raise up to $2,500,000 through the issuance of convertible debt in order to fund the development of Centric as well as our ongoing working capital needs.  We currently do not have any funding commitments from potential investors.

When we have secured sufficient financing, we plan to expand Centric’s product offering to include:
●	Insurance products: Life, health, dental, chiropractic, vision, hearing, podiatric, both discount programs and policies;
●	Homeopathic and better living products;
●	A full pharmaceutical offering for individuals who require home delivery;
●	Family assistance programs; and
●	Counseling – death, bereavement, drug and alcohol, family, marriage, and vocational.

Initially, we plan to distribute through our subsidiary, Centric, health services and prescription drug discount cards that allow cardholders to take advantage of discounted health care and pharmaceutical benefits.  Networks of health care service providers will pay us for cardholder utilization of their respective services.  To participate, each cardholder will be required to enroll into provider networks.  A unique identifier assigned to our subsidiary, Centric, will be utilized to track cardholder usage of the discounted health care and prescription drug discount cards.  Since inception, neither Centric nor we have distributed any of these cards or generated any revenue from this activity.

We will initially focus on establishing relationships with organizations that have large memberships in order to distribute the discounted health care and prescription drug discount cards to their members.  We will have the ability to market both directly to employers and indirectly through independent insurance brokers and agents, but will start with an internal marketing force.  Initially, we will utilize Jim Crelia, Peter Longbons and Jack West as our marketing team.  Peter Longbons is a licensed health insurance sales agent in the state of Ohio.

Centric also owns website software that can be used to create an electronic storefront.  Using the software, we can offer and sell products and services on a website that can be fulfilled and tracked using the order fulfillment and tracking components of the software.  The website will be able to provide information regarding locations of medical service providers that accept the health services and prescription drug discount cards and other information relevant to the cards.  The software can be used to create individually branded websites for large organizations that wish to offer these cards to their members.

Health Services and Prescription Drug Discount Cards

To begin operations and carry out our plan, we must affiliate with service provider networks that will accept the health services and prescription drug discount cards that we plan to distribute.  On February 22, 2007, Centric entered into a non-exclusive agreement with Agelity, Inc. whereby Centric will distribute Agelity’s prescription drug discount cards.  Centric will receive $1 per prescription filled by cardholders using the Agelity card.  The Agelity cards are accepted at over 56,000 participating pharmacies including CVS and Wal-Mart.  Centric may also enter into agreements with other service provider networks in the future.

On July 8, 2007, Centric entered into a non-exclusive agreement with Great American Discount Buyers Association (“GADBA”) whereby Centric will receive commissions for introducing GADBA to customers who buy GADBA’s health insurance products.  Centric will receive up to 10% of gross sales, depending on the product, as a commission for introductions that lead to sales of health insurance products.

We plan to utilize our call center expertise to provide inbound support for the usage of these and other health services and prescription drug discount cards that we may distribute through Centric.  Our current plan is to utilize call centers located in the USA and the Dominican Republic to provide support to health services and prescription drug discount cardholders.  Call centers will be able to answer questions, take orders, provide information about service providers and give other information directly to cardholders.  We may also contract with a call center to provide outbound sales and solicitation of future cards and services.  We have not yet entered into any agreements with call centers for the provision of these services.

We are targeting two call centers in the United States and Central America to handle our support needs for our planned Centric operations:
●	Inovaware Teleservices Inc., Santo Domingo, Dominican Republic – English, Spanish; and
●	Ashaum LLC in Memphis, TN – English.

We also plan to create a website to provide similar information and services to cardholders as that to be provided by the call centers.  We believe that without a fully integrated program including support by a website and call center, we will not be able to offer a sufficiently differentiated product that will be attractive to and used by potential cardholders.

Description of Website Software

Centric acquired its website software from Canada Pharmacy Express, Ltd. on December 12, 2004, pursuant to an asset purchase agreement of the same date.  The combined purchase price of the software consisted of $175,000 of Centric common stock and $75,000 of debt.  The debt was exchanged for 500,000 shares of our common stock on September 24, 2007.

Initially, we plan to use the software to create an informational website to support the use of the health services and prescription drug discount cards that we will distribute.  Information on the website could include a listing of service providers that accept the cards as well as other information necessary to use the cards.

Also, the website software can be utilized to create an electronic storefront with order fulfillment and tracking components that can be adapted to the sale of any type of product.  In the future, we plans to offer health related products on its website created utilizing this software.  However, we do not currently have a website and have not made any sales over the web.  No firm plans exist with respect to the timing of the website creation and implementation.

Call Center Products and Services

TouchStar Software.  We are an authorized marketer and reseller of software and hardware technologies developed by TouchStar Software Corporation, a privately-held company based in Colorado.  TouchStar’s products include:

●	predictive dialers;	●	Agent monitoring/coaching;
●	power dialers;	●	digital call recording; and
●	ACD *IVR;	●	real-time graphical report.
●	Options VoIP;

We had intended to further develop our relationship by being minority owners in each other.  However, we and TouchStar Software Corporation mutually agreed to terminate the agreements set forth in the non-binding letter of intent dated October 18, 2005 that would have provided for such an arrangement.  We, however, may continue to operate under our sales and marketing agreement.

Outsourcing solutions.  Through our affiliated centers, we are able to offer several languages, including American English, Spanish, Portuguese, German, French, and Italian.

We can manage an in-bound help desk using the client’s web site or ours to answer customer questions and provide product information, installation support, processing product order, and other custom-tailored activities.  The help desk services may also include email support, web collaboration, and technical services in multiple languages.

We are also able to offer “911” emergency language interpreting services for public service organizations, such as cities, counties, states, and federal agencies.  Basic English and Spanish are available.  We can provide interpreting services to U.S. companies marketing to the Spanish sector.

Outbound call center services.  These services include:
●	direct mail follow-up;	●	appointments scheduling;
●	database selling;	●	seminar population;
●	debt collection;	●	product promotion;
●	contacts with decision makers;	●	lead-generation/qualification/management;
●	surveys;	●	market intelligence; and
●	customer satisfaction;	●	up sell/cross sales campaigns.
●	information and literature fulfillment;

Inbound call center services.  These services include:
●	catalog orders;	●	web site response;
●	consumer response follow-up;	●	seminar registration;
●	customer service;	●	answering service;
●	dealer location;	●	inquiry handling;
●	toll-free response;	●	email management;
●	help desk;	●	product technical information;
●	direct mail response;	●	interactive voice response;
●	direct TV response;	●	sales lead qualification; and
●	direct radio response;	●	technical support.
●	print media response;

Call center platform applications.  For clients with in-house call centers, we are able to market and support call center platform applications.  We are also able to offer a tailored information technology function that provides the client cost avoidance in maintaining a current technology call center application and upgrading activities and maintaining information technology skills.

Sales and Marketing

Once we have raised sufficient capital, we plan on marketing and distributing health services and prescription drug discount cards through a direct sales force employed by Centric.  We intend to market these cards to employer groups, Native American organizations, faith-based organizations, physician groups, other association groups, and universities.  Our operational focus will be to support cardholders by providing the information necessary to fulfill their needs.

When a client service agreement is signed with an organization, we will recruit and train a on-site call center account executive.  After the training is complete, the affiliated call center will hire the account executive as its employee and the account executive will work from the affiliated call center to support the client.  We, with the account executive, will train the affiliated call center’s personnel to provide the services required by a client service agreement.

Also contingent upon securing additional financing, we plan to sell our call center services through a direct sales force.  The call center services that we plan to sell are generic in nature and must be tailored to each business customer by script or computer menus.

Competition

We believe that the principal competitive factors in our chosen industries include the ability to:

●	Provide high quality professionals with strong customer interaction skills, including English language fluency with neutral accents;
●	Offer cost-effective pricing of services;
●	Deliver value-added and reliable solutions to clients;
●	Generate revenues and/or savings for clients; and
●	Provide a technology platform that offers a seamless experience to our clients and their customers.

We are relatively inexperienced in the health services and prescription drug discount card business and the call center business.  There can be no assurance that we will be able to compete on any of the above factors.

Health Services and Prescription Drug Discount Card Competition.  We plan to engage in a highly competitive industry with both offshore and U.S. based competitors.  Our Centric operations will face competition from established firms selling health services and prescription drug discount cards.  These companies will likely have greater financial, personnel and other resources, including longer operating histories, more recognizable brand names and more established client relationships than us.  Most of these companies will compete with us primarily on price, discounts achievable with the cards, and selection of service providers that accept the cards.

In addition to our direct competition, many companies provide alternative products, most significantly, traditional comprehensive health insurance providers.  We believe that we may be able to compete in this market by focusing on non-traditional populations, such as the self-employed, uninsured, and uninsurable individuals.

Call Center Services Competition.  The call center service companies with whom we plan to compete include offshore and U.S. based companies.  There are numerous companies based offshore in locations such as India, the Philippines, China, Latin America, the Caribbean, Africa, and Eastern Europe.  Our contact centers will face competition from established firms.  These companies will likely have greater financial, personnel and other resources, including longer operating histories, more recognizable brand names and more established client relationships than us.  Most of these companies will compete with us primarily on price and may be able to offer lower costs to potential clients.

Also, many companies choose to perform some or all of their own outsourcing services.  Their employees provide these services as part of their regular business operations.  Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates.  We plan to market our services by emphasizing that we can give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships.

Employees
As of July 31, 2007, we employed a total of 3 persons, all of which were full-time.  None of our employees is covered by a collective bargaining agreement.

Regulatory Environment

Call Center Regulation.  Federal, state and international laws and regulations impose a number of requirements and restrictions on our call center business.  There are state and federal consumer protection laws that apply to our business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted.  State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.  There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information, that apply to our business process outsourcing business and to our employees’ interactions and communications with others.  For example, the Federal Trade Commission’s Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls.  Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technology, applies to calls to customers.  Many states also have telemarketing laws that may apply to our business process outsourcing business, even if the call originates from outside the state.

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

Depending on the nature of our telemarketing engagement, we may be subject to regulations governing communications with consumers including regulations prohibiting misrepresentations in telephone sales.  Since we are dealing with United States consumers, we are subject to the various “do not call” regulations.  In addition, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data.  Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

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

Health Services and Prescription Drug Discount Card Regulation.  All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels.  These laws, rules and regulations are extremely complex and the healthcare industry has had the benefit of little or no regulatory or judicial interpretation of many of them.  Although we believe we will be and will remain in compliance, in all material respects, with such laws, rules and regulations, if a determination is made that we are in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected.  If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions.

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect the way we plan to do business.  Our operations could be adversely affected by a failure to comply with the Anti-Kickback Statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations adopted in the future.  In addition, law enforcement authorities and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and or other business.  Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

The healthcare industry attracts much legislative interest and public attention.  Changes in Medicare, Medicaid and other programs are highly significant to our plan to participate in a health services and prescription drug discount card business.  In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation on which to rely.

Risks Relating To Our Business And Marketplace

As a development stage company, we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2007, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2007, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  While we believe that we will be able to implement our business plan and generate revenues by the end of the current fiscal year ending July 31, 2008, we cannot assure you that we will be successful or profitable.

We do not have sufficient working capital to pay our debts or our costs of continuing operations.  We do not currently have sufficient working capital to pay our debts as they become due or our costs of operating our business.  The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell Centric’s services and generate revenues.  We do not plan on implementing operations until we have raised sufficient capital to develop our products and hire employees.  We are dependent upon additional debt or equity financing to pay our debts and the costs of operation.  If we are unsuccessful in raising additional funds, we may not be able to begin our planned operations, continue as a going concern, and we may have to either liquidate our company or file for bankruptcy protection from our creditors.

If we cannot obtain adequate financing to implement our planned operations, we may not be able to engage call centers or create a website to support cardholders, thereby impairing our ability to generate revenues.  Since our inception, we have relied on the sale of equity capital to fund working capital and the costs of developing our business plan.  Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan, which contemplates contracting with call centers and creating a comprehensive informational website.  The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.

Based on our projected financial needs for the development of our business, we estimate that we will need cash from one or more external sources of approximately $2,500,000 for the fiscal year ended July 31, 2008.  We intend to conduct additional financings during the current fiscal year.  We cannot assure you that we will be able to complete these additional financings successfully.

We have no history of success and may not succeed in the future.  To date, we have not begun significant call center operations or made any distributions of health services and prescription drug discount cards and have not collected any commissions or generated significant revenue from our planned call center and health services and prescription drug discount card activities.  Even if we are successful in raising additional capital through the sale of debt or equity securities, we may be unsuccessful in the implementation of our business plan or unable to distribute or sell call center services or health services and prescription drug discount cards or any other products.

Terms of subsequent financings may adversely impact your investment.  We plan on issuing up to $2,500,000 of additional convertible debt.  The terms of any financing undertaken by us could reduce the value of any investment in our common stock.  Shares of common stock that we issue upon conversion of this new debt could be sold into the market, which could adversely affect market price.  In addition, even if we are successful in raising additional funds, we may need to raise more funds in the future through the sale of debt or equity securities.  Future financings may occur on terms at least as, and possibly more, favorable than the terms of our shareholders’ investments in our common stock.

Additionally, we have a significant amount of debt currently outstanding that is convertible into shares of our common stock upon default.  All of our debt is due within the next 12 months.  Any issuance of our common stock upon conversion of our debt would result in significant dilution of our shareholders’ investments in our common stock.

We have significant financial obligations pursuant to employment agreements that we may not be able to pay.  In addition to our debt obligations, we have employment agreements that place significant monthly salary obligations on us.  Once we have raised sufficient capital to begin operation and begin paying our employees pursuant to the employment agreements, we may not be able to pay or otherwise satisfy the obligations under the employment agreements.  If we cannot pay the obligations under the employment agreements, we may lose our employees.  We may never be able to implement our business plan without the services of these employees.

Our Centric acquisition may prove unsuccessful or divert our resources.  We have no substantial experience in integrating other businesses with ours upon completion of an acquisition, and we may be unable to successfully implement Centric’s business.  We may be unable to maintain our standards, controls and policies.  The Centric acquisition has placed additional constraints on our resources by diverting the attention of our management from existing operations.

The call center services industry and the health services and prescription drug discount card industry are highly competitive and we may be unable to compete with businesses that have greater resources than we do.  We face significant competition for call center services and health services and prescription drug discount card services and expect that competition will increase.  We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise.  While numerous companies provide a range of services, we believe our principal competitors include our clients’ own in-house customer service groups, including in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies.  We believe our principal competitors in the health services market include hospitals, insurance companies, pharmacies, and other health service and prescription drug discount card providers.

Many of our competitors have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries in which we are trying to compete.  Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

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

We may encounter a long sales and implementation cycle requiring significant resource commitments by our clients, which they may be unwilling or unable to make.  Our call center service delivery involves significant resource commitments by both our clients and ourselves.  Potential clients’ senior management and a significant number of our clients’ personnel must evaluate our proposals in various functional areas, each having specific and often conflicting requirements.  Despite the significant expenditures of funds and management resources, the potential client may not engage our services.  We anticipate that our sales cycle will generally range up to six to twelve months or longer.  Failure to close may have a negative impact on revenue and income as these resources could otherwise be used for a paying client.  We believe the following factors enter into a client’s decision:

●	The client’s alternatives to our services, including willingness to replace their internal solutions or existing vendors;
●	The client’s budgetary constraints, and the timing of budget cycles and approval processes;
●	The client’s willingness to expend the time and resources necessary to integrate their systems with our systems and network; and
●	The timing and expiration of the client’s current outsourcing agreements for similar services.

Once a client engages us at the conclusion of the sales process, we anticipate that it will take from four to six weeks to integrate the client’s systems with ours.  It may take as long as three months thereafter to ramp-up our services, including training, to satisfy the client’s requirements.

Our operations could suffer from telecommunications or technology downtime, disruptions, or increased costs.  Our call center operations will be highly dependent on our computer and telecommunications equipment and software systems.  In the normal course of our proposed business, we will be required to record and process significant amounts of data quickly and accurately to access, maintain, and expand the databases we will be using for our services.  We will also be dependent on continuous availability of voice and electronic communication with customers.  If we were to experience interruption on our telecommunications network, we would possibly experience data loss or a reduction in revenues.  These disruptions could be the result of errors by our vendors, clients, or third parties or electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others.  For example, with respect to the call center we propose to acquire, that call center currently depends on significant vendors for facility storage and related maintenance of its main technology equipment and data.  Any failure of these vendors to perform these services could result in business disruptions and impede that center’s ability to provide services to its clients.  A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services.  The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce revenues and harm our business.

Risks Factors Relating To Our Common Stock

Future equity transactions, including exercise of options or warrants, could result in dilution.  In order to raise sufficient capital to implement our planned operations, from time to time, we intend to sell restricted stock, warrants, and convertible debt to investors in private placements.  Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices.  These transactions will cause dilution to existing stockholders.  Also, from time to time, options will be issued to officers, directors, or employees, with exercise prices equal to market.  Exercise of in-the-money options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.  In addition, such shares would increase the number of shares in the “public float” and could depress the market price for our common stock.

Our common stock is subject to SEC “Penny Stock” rules.  Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities.  These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares are traded on the Over-the-Counter Bulletin Board, trading volumes and prices may be sporadic because it is not an exchange.  Our common shares are currently trading on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

ITEM 2.       DESCRIPTION OF PROPERTY

Our principal offices are located at 3801 East Florida Avenue, Suite 400, Denver, Colorado.  We lease these offices pursuant to a month-to-month lease.  The base rent on the lease is $150 per month.

Our legal address for our U.K. subsidiary is that of the accountant and financial firm Wilkins Kennedy, 77-79 High Street, Egham, Surrey TW20 9HY, UK.

Centric’s headquarters are located at 8125 Riviera Beach Drive, Las Vegas, Nevada 89128.  Jim Crelia, Centric’s president, contributes the use of the premises for Centric’s headquarters without charge to us.

ITEM 3.        LEGAL PROCEEDINGS

There are no legal proceedings pending against us.  To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held during the fiscal year ended July 31, 2007.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Market Information

Our common stock is currently quoted in the OTC Bulletin Board (“OTCBB”) under the symbol “WWSG.”  It previously traded under the symbol of “WWSI” on the OTCBB.  The trading symbol often appears as “WWSG.OB” in quotation requests on the Internet.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and the current fiscal year, and have been adjusted to reflect the effects of reverse stock splits.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
January 31, 2005	$1.32	$0.0066
April 30, 2005	$1.08	$0.42
July 31, 2005	$4.80	$0.72
October 31, 2005	$5.55	$2.64
January 31, 2006	$2.64	$1.65
April 30, 2006	$1.65	$1.35
July 31, 2006	$1.50	$0.54
October 31, 2006	$0.90	$0.30
January 31, 2007	$0.30	$0.18
April 30, 2007	$0.48	$0.18
July 31, 2007	$0.27	$0.15

On October 24, 2007, the last sale price for the common stock on the OTCBB was $0.07.

Holders and Dividends

As of October 24, 2007, there were 298 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2007, we issued and sold unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
May 2007	1 noteholder	16,508 shares of common stock	Forgiveness of $4,225 of interest payable to noteholder
June 2007	8 employees and consultants	Options to purchase 1,066,672 shares of common stock at $0.24 per share for 5 years from the date of issuance	Forgiveness of unpaid wages and fees
July 2007	6 shareholders of Centric	2,250,000 shares of common stock	8,000,000 shares of Centric common stock

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506, and Regulation S as to all of the transactions, as the investors were (i) either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors or (ii) the securities were issued in “offshore transactions.”  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-KSB.

Overview

On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation (“WBSI”), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 2,573,335 shares of our common stock.  As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary.

For accounting purposes, the acquisition of WBSI has been accounted for as a recapitalization of WBSI.  Since we had only minimal assets and no operations, the recapitalization has been accounted for as the sale of 778,539 shares of WBSI common stock for our net liabilities at the time of the transaction.  Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

Effective July 31, 2007, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of our authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding from 17,768,607 to 5,923,106.  All shares and per share amounts in our consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric in exchange for 2,250,000 shares of our common stock.  As a result of the acquisition, Centric is now our wholly owned subsidiary and the results of its operations will be included in our consolidated financial statements.

We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.

Results of Operations

During the year ended July 31, 2007, we had no revenue as compared to revenues of $34,518 during the year ended July 31, 2006.  The revenues in 2006 were generated from four call center service contracts that we obtained and then outsourced resulting in very little gross profit.

Salaries, benefits and payroll taxes totaled $195,119 and $245,180 for the years ended July 31, 2007 and 2006, respectively.  This $50,061 decrease was caused by staff reductions in call center sales department.

We incurred non-cash stock-based compensation expense of $583,990 and $2,547,613 during the years ended July 31, 2007 and 2006, respectively, as a result of issuing stock options to our employees, directors and consultants.

Professional and consulting fees were $139,058 for the year ended July 31, 2007 as compared to $351,980 for the prior year, a decrease of $212,922.  The 2006 costs include call center consulting fees of $123,750 and assistance with stock promotion of $90,000.  There were no similar costs in the year ended July 31, 2007.

Travel expenses totaled $53,028 and $88,244 for the years ended July 31, 2007 and 2006, respectively.  This $35,216 decrease was primarily due to staff reductions in the call center sales department and a corresponding decrease in travel.

Insurance expenses totaled $53,712 and $77,352 for the years ended July 31, 2007 and 2006, respectively.  This $23,640 decrease is due staff reductions in the call center sales department.  Staff reductions also resulted in a decrease of $10,696 in health insurance premiums and cancellation of coverage for professional liability and employee practices.

We incurred losses on failed acquisitions of $31,016 and $150,000 in the years ended July 31, 2007 and 2006, respectively.  The loss in 2007 represents costs of due diligence on the failed acquisition of ISL.  The loss in 2006 consists of a loss of $50,000 on our failed acquisition of Cleave Global E-Services Limited, a call center in India, and a loss of $100,000 on our failed acquisition of Cascade Callworks, Inc.

For the years ended July 31, 2007 and 2006, we incurred general and administrative expenses of $42,297 and $101,496, respectively, a decrease of $59,199.  This decrease is primarily due to a decrease in rent of $11,027 and a decrease in promotion expense of $12,730.

March 1, 2005 to July 31, 2007.  For the period from March 1, 2005 to July 31, 2007, we were engaged primarily in raising capital to implement our business plan and completing the share exchange transaction.  We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $5,208,637 for the period.

Liquidity and Capital Resources

Since our inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $1,873,118 offset the $1,716,069 used in operating activities and $123,606 used in investing activities.

We had deficiency in working capital of $689,240 at July 31, 2007, primarily as a result of outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.

During the year ended July 31, 2007, we issued convertible promissory notes to our President/CEO, CFO, and three members of the board in the total amount of $230,270.  The notes mature, along with any unpaid accrued interest, during the next fiscal year.  Related party interest expense for the years ended July 31, 2007 and 2006 and for the period from March 1, 2005 (inception) through July 31, 2007 totaled $14,388, $3,833 and $18,221 respectively.  The notes are also convertible into shares of common stock at the option of the note holders after the maturity date.  At July 31, 2007, accrued interest payable to officers and directors totaled $5,239.  Any unpaid principal and interest may be converted into our common stock at various rates per share, or approximately 1,893,069 shares.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $5,208,637.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations beyond July 31, 2008.

Contractual Obligations

We lease office space on a month-to-month basis at a rate of $150 per month.  We have no other contractual commitments.

Plan of Operations

We will require additional funding to achieve our business plan for the current fiscal year ending July 31, 2008.  Failure to obtain additional financing could result in delay or cause indefinite postponement of the implementation of our business plan.  The lack of adequate cash could also impair our marketing efforts and thereby decrease our ability to sell our services and generate revenues.  We intend to conduct additional financings during the current fiscal year.  We cannot assure you that we will be able to complete these additional financings successfully.

Our business plan for the remainder of the current fiscal year, which ends July 31, 2008, is to raise up to $2.5 million to develop our Centric subsidiary’s operations including launching our call center services and developing Centric’s website to support our cardholders and clients; eliminate debt of approximately $400,000 held primarily by the officers, directors, and related parties; and expand our product and service offerings and customize them to our cardholders and clients.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2007, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Cash and Cash Equivalents.  We consider all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  We had no cash equivalents at July 31, 2007.

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

Impairment of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

Stock-based Compensation.  Effective February 1, 2006, we adopted SFAS No. 123R, “Share Based Payment.”  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of our stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  As a result of the change in accounting policy, we recorded $583,990, $2,547,613 and $3,131,603 as stock-based compensation on the stock options granted during the years ended July 31, 2007, July 31, 2006 and for the period from March 1, 2005 (inception) through July 31, 2007.

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2007, after recognition of the one for three reverse stock split, there were 5,649,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted.  However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  We are currently evaluating the impact that SFAS No. 159 may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.  SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.FINANCIAL STATEMENTS

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheet at July 31, 2007	22

Consolidated Statements of Operations for the years ended July 31, 2007 and 2006
and for the period from March 1, 2005 (inception) through July 31, 2007	23

Consolidated Statements of Changes in Shareholders’ Deficit from March 1, 2005
(inception) through July 31, 2007	24

Consolidated Statements of Cash Flows for the years ended July 31, 2007 and 2006
and for the period from March 1, 2005 (inception) through July 31, 2007	25

Notes to Financial Statements	26

To the Board of Directors and Shareholders:
Worldwide Strategies Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Worldwide Strategies Incorporated (a development stage company) as of July 31, 2007, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended July 31, 2007 and 2006, and the period from March 1, 2005 (inception) through July 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated as of July 31, 2007, and the results of their operations and their cash flows for the years ended July 31, 2007 and 2006, and for the period from March 1, 2005 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, incurred liabilities in excess of assets over the past year and has an accumulated deficit of $5,208,637.  Based upon current operating levels, the Company may be required to obtain additional capital or significant reconfiguration of its operations to sustain its operations beyond July 31, 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
October 18, 2007

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2007

Assets
Current Assets:
Cash	$33,443
Prepaid expenses	25,012

Total current assets	58,455

Property and equipment, net of accumulated depreciation of $13,014 (Note 1)	127,265
Deposits	150
Total assets	$185,870

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$23,666
Accounts payable related party	1,487
Accrued salaries	189,700
Accrued liabilities	4,478
Accrued liabilities, related party (Note 2)	5,239
Notes payable	292,855
Notes payable, related party (Note 2)	230,270

Total current liabilities	747,695

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 33,333,333 shares authorized,
8,173,106 shares issued and outstanding,	8,174
Additional paid-in capital	4,638,638
Deficit accumulated during development stage	(5,208,637)

Total shareholders’ deficit	(561,825)

Total current liabilities and shareholders’ deficit	$185,870

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			March 1, 2005
	For the Year Ended		(Inception)
	July 31,		Through
	2007	2006	July 31, 2007

Sales	$—	$34,518	$34,518
Cost of sales	—	30,568	30,568

	—	3,950	3,950

Operating expenses:
Salaries, benefits and payroll taxes	195,119	245,180	515,965
Stock based compensation (Note 3)	583,990	2,547,613	3,131,603
Professional and consulting fees	139,058	351,980	620,793
Travel	53,028	88,244	201,008
Contract labor	90,000	87,750	201,750
Insurance	53,712	77,352	140,704
Depreciation	7,128	5,837	13,014
Loss on failed acquisition	31,016	150,000	181,016
Other general and administrative expenses	42,297	101,496	168,245

Total operating expenses	1,195,348	3,655,452	5,174,098
Loss from operations	(1,195,348)	(3,651,502)	(5,170,148)

Other expense:
Interest expense	(30,971)	(7,518)	(38,489)

Loss before income taxes	(1,226,319)	(3,659,020)	(5,208,637)

Income tax provision (Note 5)	—	—	—

Net loss	$(1,226,319)	$(3,659,020)	$(5,208,637)

Basic and diluted loss per share	$(0.21)	$(0.84)

Basic and diluted weighted average
common shares outstanding	5,862,055	4,353,467

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

						Deficit
				Common		Accumulated
				Stock	Additional	During
	Common Stock			Subscriptions	Paid-In	Development
	Shares		Par Value	Receivable	Capital	Stage	Total
Balance at March 1, 2005 (inception)		—	$—	$—	$—	$—	$—

March 1, 2005, sale of common
stock to founders’ (Note 2)	*	1,733,402	1,733	—	3,467	—	5,200
April though June 2005, sale of
common stock in private offering at $.75 per share, net of $65,089
of offering costs (Note 3)	*	840,033	840	(5,000)	564,071	—	559,911
July 2005, stock issued in recap- italization with Barnett
Energy Corp.(Note 1)	*	778,539	779	—	(828)	—	(49)
July 8, 2005, following recapitalization	*	3,351,974	3,352	(5,000)	566,710	—	565,062

July 2005, sale of common stock in
private offering at $.75 per share,
net of $25,000 of offering costs (Note 3)	*	333,347	333	—	224,667	—	225,000
Net loss, March 1, 2005 (Inception)
through July 31, 2005		—	—	—	—	(323,298)	(323,298)
Balance at July 31, 2005	*	3,685,321	3,685	(5,000)	791,377	(323,298)	466,764

August 2005, collection of common
stock subscriptions (Note 3)		—	—	5,000	—	—	5,000
August 2005, sale of common stock
in private offering at $.75 per share, net of $49,500 of
offering costs (Note 3)	*	660,026	660	—	444,840	—	445,500
July 2006, sale of common stock in
private offering at $.15 per share, net of $9,500 of offering costs
(Note 2 and 3)	*	633,359	634	—	84,866	—	85,500
Stock options issued in exchange for
accrued compensation and
expenses (Notes 2 and 3)		—	—	—	2,498,113	—	2,498,113
Stock warrents issued in exchange for the Cascade Letter of
Intent termination (Notes 3)		—	—	—	49,500	—	49,500
Net loss, for the year ended
July 31, 2006		—	—	—	—	(3,659,020)	(3,659,020)
Balance at July 31, 2006	*	4,978,706	4,979	—	3,868,696	(3,982,318)	(108,643)

August 2006, sale of common stock
in private offering at $.15 per share, net of $10,750 of
offering costs (Note 2 and 3)	*	750,030	750	—	100,999	—	101,749
Common stock issued in exchange for commission and interest
(Note 3)	*	73,531	74	—	17,651	—	17,725
Common stock issued in exchange
for consulting fees (Note 3)	*	120,839	121	—	27,879	—	28,000
Stock options vesting in period (Note 3)		—	—	—	583,990	—	583,990
Common stock issued in exchange for all the outstanding stock of
of Centric Rx Inc (Note 6)		2,250,000	2,250	—	39,423	—	41,673
Net loss, for the year ended
July 31, 2007		—	—	—	—	(1,226,319)	(1,226,319)
		8,173,106	$8,174	$—	$4,638,638	$(5,208,637)	$(561,825)

* Restated for 3 to 1 reverse stock split (see Note 3)
See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		March 1,2005
	Year Ended		(Inception)
	July 31,		Through
	2007	2006	July 31, 2007

Cash flows from operating activities:
Net loss	$(1,226,319)	$(3,659,020)	$(5,208,637)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,128	5,837	13,014
Loss on failed acquisition	—	150,000	150,000
Stock based compensation (Note 3)	583,990	2,547,613	3,131,603
Consulting expense paid in common stock (Note 3)	28,000	—	28,000
Interest expense paid in common stock (Note 3)	11,225	—	11,225
Interest expense not paid in cash (Note 3)	12,373	—	12,373
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other current assets	431	4,224	(75,260)
Accounts payable	13,125	(26,130)	25,153
Accrued liabilities	196,411	(1,506)	196,411
Net cash used in
operating activities	(373,636)	(978,982)	(1,716,069)

Cash flows from investing activities:
Cash acquired in Centric acquisition (Note 1)	6	—	6
Purchases of equipment	—	(20,642)	(23,612)
Deposit paid on Cascade acquisition	—	(100,000)	(100,000)
Net cash provided (used) in
investing activities	6	(120,642)	(123,606)

Cash flows from financing activities:
Proceeds from sale of common stock	112,506	595,000	1,587,706
Payments for offering costs	(4,250)	(56,000)	(150,339)
Proceeds from notes payable, related party (Note 2)	144,036	76,715	220,751
Proceeds from notes payable	85,000	130,000	215,000
Net cash provided by
financing activities	337,292	745,715	1,873,118

Net change in cash	(36,338)	(353,909)	33,443

Cash, beginning of period	69,781	423,690	—

Cash, end of period	$33,443	$69,781	$33,443

Supplemental disclosure of cash flow information:
Cash paid for
Income taxes	$—	$—	$—
Interest	$—	$7,518	$7,518
Non-cash investing/financing activities:
Common stock issued to acquire Centric (Note 6)	$41,673	$—	$41,673
See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(1)           Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Worldwide Strategies Incorporated (the “Company”) was incorporated on March 1, 2005 as Worldwide Business Solutions Incorporated (“WBSI”) in the State of Colorado.  The Company intends to provide call center software platforms to client centers and to outsource selected client services to multi-lingual international centers.

On May 13, 2005, Barnett Energy Corporation (“BEC”), a Nevada corporation, entered into a Share Exchange Agreement (the “Agreement”) with WBSI.  Under the terms of the Agreement, BEC agreed to acquire all of the issued and outstanding common stock of WBSI in exchange for 2,573,335 shares of its common stock.  The acquisition closed on July 8, 2005.  Following the acquisition, the former shareholders of WBSI held approximately 76.8 percent of BEC’s outstanding common stock, resulting in a change of control.  In addition, WBSI became a wholly owned subsidiary of BEC.  However, for accounting purposes, the acquisition has been treated as a recapitalization of WBSI, with BEC the legal surviving entity.  Since BEC had minimal assets and no operations, the recapitalization has been accounted for as the sale of 778,539 shares of WBSI common stock for the net liabilities of BEC.  Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

On June 14, 2005, BEC changed its name to Worldwide Strategies Incorporated.

Effective July 31, 2007 the Company filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of its authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding from 17,768,607 to 5,923,106.

All shares and per share amounts in these Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Centric Rx, Inc., (“Centric”) in exchange for 2,250,000 shares of the Company’s common stock.  As a result of the acquisition, Centric is now a wholly owned subsidiary of the Company and the results of its operation will be included in the Company’s consolidated financial statements.  Centric’s primary business will be the distribution of health services and prescription drug discount cards.  The Company plans to contract with call centers to provide ongoing service and support to organizations and individuals that utilize these cards.  Centric will receive commissions based upon the utilization of these cards.

Development Stage

The Company and its newly acquired subsidiary are both in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2007, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $1,226,319, $3,659,020, and $5,208,637 for the years ended July 31, 2007, July 31, 2006 and for the period from March 1, 2005 (inception) through July 31, 2007, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2007, and has an accumulated deficit of $5,208,637.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital.  During the year ended July 31, 2007, the Company obtained an additional $108,256 in capital by selling restricted shares of common stock.  Additionally, the Company issued convertible promissory notes during the year ended July 31, 2007, in exchange for $229,036.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the Company’s accounts and those of its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2007.

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
	July 31,
	2007	2006
Office equipment	$11,589	$11,589
Software	128,690	12,023
	140,279	23,612
Accumulated depreciation	13,014	5,885
Property and equipment - net	$127,265	$17,727

Depreciation expense for the years ended July 31, 2007, July 31, 2006, and for the period from March 1, 2005 (inception) through July 31, 2007 totaled $7,128, $5,837, and $13,014, respectively.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

Stock-based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, the Company recorded $583,990, $2,547,613 and $3,131,603 as stock-based compensation on the stock options granted during the years ended July 31, 2007, July 31, 2006 and for the period from March 1, 2005 (inception) through July 31, 2007.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2007, after recognition of the one for three reverse stock split, there were 5,649,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Fiscal Year-end

The Company’s year-end is July 31.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted.  However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The Company currently evaluating the impact that SFAS No. 159 may have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.  SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

(2)           Related Party Transactions

Convertible notes payable

Convertible notes payable, related party at July 31, 2007 consisted of the following:

Notes payable to a Director, at 9% interest payable quarterly, maturing in November 2007. Convertible into common
stock at a rate of $.15 per share or 626,774 shares.	$94,016

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in November 2007. Convertible into common
stock at a rate of $.15 per share or 133,334 shares.	20,000

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in December 2007. Convertible into common
stock at a rate of $.15 per share or 100,000 shares.	15,000

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in January 2008. Convertible into common
stock at a rate of $.15 per share or 50,000 shares.	$7,500

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in April 2008. Convertible into common
stock at a rate of $.15 per share or 221,416 shares.	33,961

Notes payable to a Director, at 9% interest payable quarterly, maturing in April 2008. Convertible into common
stock at a rate of $.15 per share or 71,660 shares.	10,000

Notes payable to two Directors, at 9% interest payable quarterly, maturing in April 2008. Convertible into common
stock at a rate of $.15 per share or 60,000 shares.	9,000

Notes payable to the CFO, at 9% interest payable quarterly,
maturing in February 2008. Convertible into common
stock at a rate of $.15 per share or 33,334 shares.	5,000

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in June 2008. Convertible into common
stock at a rate of $.06 per share or 429,884 shares.	25,793

Notes payable to a Director, at 9% interest payable quarterly, maturing in June 2008. Convertible into common
stock at a rate of $.06 per share or 166,667 shares.	10,000
$230,270

During the year ended July 31, 2007, the Company issued convertible promissory notes to its President/CEO, CFO, and three members of the board in the total amount of $230,270.  The notes mature, along with any unpaid accrued interest, during the next fiscal year.  Related party interest expense for the year ended July 31, 2007 and 2006 and for the period from March 1, 2005 (inception) through July 31, 2007 totaled $14,388, $3,833 and $18,221 respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.  At July 31, 2007, accrued interest payable to the Company’s officers and directors totaled $5,239.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates per share, or 1,893,069 shares.

The convertible promissory notes carry imbedded beneficial conversion features.  The intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock totals $819,050.  The conversion feature is only available if the Company defaults on the notes.  If the Company does not repay the notes at maturity, the beneficial conversion will be recorded to interest expense at that time.

Common stock

On March 1, 2005, the Company sold 1,733,402 shares of its common stock to its officers, directors and other founders for $5,200, or $.003 per share.  In connection with the stock sales, the Company issued one warrant for each common share purchased.  The warrants allow the holder to purchase one share of common stock at a price of $.75 per share.  The warrants expire on April 30, 2010.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(3)           Shareholders’ Equity

Common stock

On July 31, 2007, the Company issued 2,250,000 shares of the Company’s common stock to acquire 100% of the issued and outstanding shares of Centric.

Effective July 31, 2007, the Company filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of its authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding from 17,768,607 to 5,923,106.

All shares and per share amounts in these Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

In May 2007, the Company issued 16,508 shares of the Company’s common stock in exchange for $4,225 in interest on a convertible note payable November 11, 2007.  The shares were valued based on the fair value of the shares in the month interest was accrued and are reflected in the accompanying financial statements as interest expense.

In April 2007, the Company issued 16,669 shares of the Company’s common stock in exchange for services valued at $3,000.  The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In December 2006, the Company issued 104,170 shares of the Company’s common stock in exchange for services valued at $25,000.  The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In October 2006, the Company issued 13,687 shares of the Company’s common stock in exchange for $7,000 in interest on a convertible note payable November 11, 2006.  The shares were valued based on the fair value of the shares in the month interest was accrued and are reflected in the accompanying financial statements as interest expense.

In August 2006, the Company conducted a private placement offering whereby it sold 750,030 units at a price of $.15 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $.75 per share.  The warrants may be exercised over a period of five years.  The Company received net proceeds of $112,500, after deducting offering costs of $10,700.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In August 2006, the Company issued 43,336 shares of the Company’s common stock in exchange for commissions valued at $6,500.  The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as additional paid in capital.

In July 2006, the Company conducted a private placement offering whereby it sold 633,359 units at a price of $.15 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $.75 per share.  The warrants may be exercised over a period of five years.  The Company received net proceeds of $88,500, after deducting offering costs of $6,500.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

From April through June 2005, the Company conducted a private placement offering whereby it sold 840,033 units at a price of $.75 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $.75 per share.  The warrants may be exercised over a period of five years.  The Company received net proceeds of $559,911, after deducting offering costs of $65,089.  $5,000 was collected after July 31, 2005 and is reported in the accompanying financial statements as common stock subscriptions receivable on that date.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In July 2005, the Company conducted a private placement offering whereby it sold 333,347 units at a price of $.75 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $.75 per share.  The warrants may be exercised over a period of five years.  The Company received net proceeds of $225,000, after deducting offering costs of $25,000.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In August 2005, the Company conducted a private placement offering whereby it sold 660,026 units at a price of $.75 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase another share of common stock at $.75 per share.  The warrants may be exercised over a period of five years.  The Company received net proceeds of $445,500, after deducting offering costs of $49,500.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

In June 2007, the Company granted options to various officers, directors, and employees to purchase an aggregate of 933,338 shares of the Company’s common stock at an exercise price of $.24 per share.  All 933,338 options were fully vested on the grant date.  The options had a fair value of $.24 per share or $221,200.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	220.80%
Weighted average expected life	5 years

In April 2007, the Company granted options to various officers, directors, and employees to purchase an aggregate of 933,338 shares of the Company’s common stock at an exercise price of $.18 per share.  All 933,338 options were fully vested on the grant date.  The options had a fair value of $.18 per share or $164,360.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	202.07%
Weighted average expected life	5 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In June 2006, the Company granted ten of its officers, directors, and employees options to purchase an aggregate of 2,529,029 shares of the Company’s common stock at an exercise price of $.06 per share, in exchange for accrued compensation and expenses.  All 2,529,029 options were fully vested on the grant date.  The quoted market price of the stock was $.84 per share on the grant date.  The Company valued the options at $.82 per share, or $2,079,620.  This amount is reflected in the accompanying financial statements as stock based compensation.

In July 2006, the Company granted three of its officer options to purchase an aggregate of 199,000 shares of the Company’s common stock at an exercise price of $.15 per share, in exchange for accrued compensation and expenses.  All 199,000 options were fully vested on the grant date.  The quoted market price of the stock was $.75 per share on the grant date.  The Company valued the options at $.72 per share, or $143,101.  This amount is reflected in the accompanying financial statements as stock based compensation.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	From 139.92% to 140.33%
Weighted average expected life	5 years

On March 16, 2006, the Company granted options to an officer to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.53 per share.  33,333 options were fully vested on the grant date, an additional 33,333 options vest on March 16, 2007, and the remaining 33,334 options vest on March 16, 2008.  All of the options expire on March 16, 2011.  In February 2007, the Company accelerated the vesting date to November 30, 2006, the date the officer left employment, and recognized $137,000 as stock based compensation in the accompanying financial statements to reflect the vested portion during the year ended July 31, 2007.  The total compensation costs for the modified share options was measured on the date of modification and no incremental costs resulted from the modification.  Therefore compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services have been rendered.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.60%
Dividend yield	0.00%
Volatility factor	140.00%
Weighted average expected life	5 years

Options granted to employees, accounted for under the intrinsic value method

On April 30, 2005, the Company granted four directors options to purchase an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $.75 per share.  40,000 options were fully vested on the grant date, an additional 40,000 options vest on April 30, 2006, and the remaining 40,000 options vest on April 30, 2007.  All of the options expire on April 30, 2010.  The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date.  The Company’s common stock had no quoted market price on the grant date.  No stock-based compensation was recorded on the options through January 31, 2006.  The options had a fair value of $.093 per share, or $11,160.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $2,093 and $1,395 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31, 2007 and July 31, 2006.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

On August 18, 2005, the Company granted three officers options to purchase an aggregate of 233,334 shares of the Company’s common stock at an exercise price of $.75 per share.  100,000 options were fully vested on the grant date, an additional 100,000 options vest on April 30, 2006, and the remaining 33,334 options vest on April 30, 2007.  All of the options expire on April 30, 2010.  The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date.  The Company’s common stock had no quoted market price on the grant date.  No stock-based compensation was recorded on the options through January 31, 2006.  The options had a fair value of $.093 per share, or $21,700.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $1,329 and $4,650 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31, 2007 and July 31, 2006.

On September 30, 2005, the Company granted a director options to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $3.36 per share.  10,000 options were fully vested on the grant date, an additional 10,000 options vest on September 30, 2006, and the remaining 10,000 options vest on September 30, 2007.  All of the options expire on September 30, 2010.  The exercise price of the options equaled the traded market price of the stock on the grant date.  No stock-based compensation was recorded on the options through January 31, 2006.  The options had a fair value of $.42 per share, or $12,600.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $2,928 and $2,100 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31, 2007 and July 31, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.70%
Dividend yield	0.00%
Volatility factor	0.00%
Weighted average expected life	5 years

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

			March 1, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	July 31, 2007	July 31, 2006	July 31, 2007
Net loss, as reported	$(1,226,319)	$(3,659,020)	$(5,208,637)
Decrease due to:
Employee stock options	-	(24,803)	(29,453)
Pro forma net loss	$(1,226,319)	$(3,683,823)	$(5,238,090)

As reported:
Net loss per share - basic and diluted	$(0.21)	$(0.84)
Pro Forma:
Net loss per share - basic and diluted	$(0.21)	$(0.85)

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through July 31, 2007	Fair Value Incurred Through July 31, 2007
4/30/2005	120,000	$11,160	87,500	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	29,167	7,222
	383,334	$45,460	350,001	$29,453

$4,650 of the stock options’ total fair value incurred through July 31, 2007 ($29,453) was recognized during the period from March 1, 2005 (Inception) through July 31, 2005.

Options granted to non-employees, accounted for under the fair value method

In June 2007, the Company granted options to a consultant to purchase an aggregate of 133,334 shares of the Company’s common stock at an exercise price of $.24 per share.  All 133,334 options were fully vested on the grant date.  The options had a fair value of $.24 per share or $31,600.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	220.80%
Weighted average expected life	5 years

In April 2007, the Company granted options to a consultant to purchase an aggregate of 133,334 shares of the Company’s common stock at an exercise price of $.18 per share.  All 133,334 options were fully vested on the grant date.  The options had a fair value of $.18 per share or $23,480.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	202.07%
Weighted average expected life	5 years

In June 2006, the Company granted two consultants options to purchase an aggregate of 325,000 shares of the Company’s common stock at an exercise price of $.06 per share, in exchange for accrued expenses.  All 325,000 options were fully vested on the grant date.  The quoted market price of the stock was $.84 per share on the grant date.  The Company valued the options at $.82 per share, or $267,248.  This amount is reflected in the accompanying financial statements as stock based compensation.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	139.92%
Weighted average expected life	5 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2007:
				Weighted	Granted and	Weighted
				Average	Exercisable	Average
			Exercise	Exercise	Aggregate	Remaining
	Awards Outstanding		Price	Price	Intrinsic	Contractual
	Total	Exercisable	Per Share	Per Share	Value	Life
Outstanding at March 31, 2005 (Inception)	-	-	$-	$-	-	-
Granted	3,026,667	3,025,834	$0.75	$0.75	-	2.79 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	(20,000)	(20,000)	$-	$-	-	N/A
Outstanding at July 31, 2005	3,006,667	3,005,834	$0.75	$0.75	-	2.79 years

Granted	4,793,029	4,793,029	$0.06-$3.36	$0.35	256,863	3.70 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2006	7,799,696	7,798,863	$0.06-$3.36	$0.50	256,863	3.35 years

Granted	2,883,363	2,883,363	$0.18-$0.24	$0.21	-	5.00 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2007	10,683,059	10,682,226	$0.06-$3.36	$0.44	256,863	3.70 years

Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2007:
			Total
Description	Options	Warrants	Awards
Outstanding at March 31, 2005 (inception)	-	-	-
Granted	120,000	2,906,667	3,026,667
Exercised	-	-	-
Cancelled/Expired	(20,000)	-	(20,000)
Outstanding at July 31, 2005	100,000	2,906,667	3,006,667

Granted	3,416,362	1,376,667	4,793,029
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2006	3,516,362	4,283,334	7,799,696

Granted	2,133,333	750,030	2,883,363
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Preferred stock

The Company is authorized to issue 25,000,000 shares of $.001 par value preferred stock.  The Company’s Board of Directors may divide and issue the preferred shares in series.  Each Series, when issued, shall be designated to distinguish them from the shares of all other series.  The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

(4)           Notes payable

During the year ended July 31, 2007, the Company issued convertible promissory notes to unrelated third parties in exchange for a total of $87,855.  At July 31, 2007, the Company had notes payable as follows:

Notes payable at 9% interest payable quarterly,
maturing in October 2007. Convertible into common
stock at a rate of $.60 per share or 54,759 shares.	$32,855

Notes payable at 9% interest payable quarterly,
maturing in November 2007. Convertible into common
stock at a rate of $.60 per share or 166,667 shares.	100,000

Notes payable at 9% interest payable quarterly,
maturing in April 2008. Convertible into common
stock at a rate of $.15 per share or 200,000 shares.	30,000

Notes payable at 9% interest payable quarterly,
maturing in June 2008. Convertible into common
stock at a rate of $.06 per share or 916,667 shares.	55,000

Note payable, interest free, due on demand	75,000
$292,855

Interest expense for the year ended July 31, 2007 and 2006 and the period from March 1, 2005 (inception) to July 31, 2007 totaled $16,583, $3,685 and $20,268, respectively.

The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity dates.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates, or 1,338,093 shares.

The convertible promissory notes carry imbedded beneficial conversion features.  The intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock totals $248,000.  The conversion feature is only available if the Company defaults on the notes.  If the Company does not repay the notes during the next fiscal year, the beneficial conversion will be recorded to interest expense at that time.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(5)           Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	July 31,
	2007	2006
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.06%	3.06%
Net operating loss (NOL) for which
no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At July 31, 2007, deferred tax assets consisted of a net tax asset of $1,791,714, due to operating loss carryforwards of $5,208,637, which was fully allowed for, in the valuation allowance of $1,791,714.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended July 31, 2007 and 2006 totaled $454,422 and $1,227,956, respectively.  The net operating loss carryforward expires through the year 2027.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(6)           Acquisition of Centric Rx, Inc.

The Company entered into a Share Exchange Agreement dated June 28, 2007 with Centric, whereby the Company acquired 100% of the issued and outstanding shares of Centric.  Centric’s primary business will be the distribution of health services and prescription drug discount cards.  The Company plans to contract with call centers to provide ongoing service and support to organizations and individuals that utilize these cards.  Centric will receive commissions based upon the utilization of these cards.

The transaction closed on July 31, 2007 and is accounted for using the purchase method.  Under the terms of the Share Exchange Agreement the Company acquired 100% of the issued and outstanding share capital of Centric in exchange for 2,250,000 post reverse shares of the Company’s common stock.  The acquisition is valued at the fair value of the net assets acquired.

Cash	$6
Software	116,667
Liability due to related party	(75,000)

Paid by issuance of 2,250,000 post-reverse-split
shares of the Company’s common stock	$41,673

As Centric was acquired on July 31, 2007, there are no operations of Centric included in the consolidated financial statement for periods ended July 31, 2007.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(7)           Letters of Intent

E-nnovation.com Limited

In September 2006, the Company signed a Heads of Agreement to purchase 100% of the issued capital of E-nnovation.com Limited, which owned 100% of the issued capital stock of Innovation Software Limited (“ISL”).  The proposed purchase price was ₤1,000,000 to be settled in one cash payment at the date of completion.  On April 4, 2007, the Company decided to discontinue its efforts to acquire Innovation Software Limited when ISL terminated its relationship with the Company and withdrew from further negotiations.  As a result, the Company recorded $31,016 as a loss on failed acquisitions during the year ended July 31, 2007.

Cascade

On September 29, 2005, the Company entered into a Letter of Intent (“LOI”) with Cascade Callworks, Inc. (“Cascade”), a Washington corporation.  Under the terms of the LOI, the Company would acquire Cascade for $2.5 million, subject to detailed due diligence and satisfactory negotiation of other terms.  The Company made a $100,000 deposit toward the purchase price in October 2005.  The remaining balance on the purchase price was to be due at closing, which was to occur no later than April 30, 2006.

In addition, as part of the purchase price the Company would issue Cascade warrants to purchase 133,334 shares of the Company’s common stock, exercisable over a period of three years as follows:

a.	33,334 shares at $1.50 per share;
b.	100,000 shares at $2.25 per share.

In July 2006, the Company terminated the agreements set forth in the Letter of Intent and amendments to that letter.  Accordingly, the Company wrote-off the $100,000 deposit to “Loss on failed acquisition” and issued three year warrants to purchase 83,334 shares of the Company’s common stock exercisable at $.75.

TouchStar

On October 18, 2005, the Company entered into a Letter of Intent (“LOI”) with the management of TouchStar Software Corporation (“TouchStar”).  TouchStar owns a majority of the issued and outstanding common shares of TouchStar International Sales Limited (“TISL”), a Delaware corporation.  Under the terms of the LOI, the Company would issue to TouchStar that number of shares at the market price per share on the date of transfer representing a $500,000 investment in the Company.  In exchange, TouchStar would issue to the Company 50,000 shares of TISL.  Following the exchange, the Company would own five percent of the issued and outstanding common shares of TISL.

The Company agreed that it would register at least 666,667 shares of its common stock pursuant to a Registration Statement in order to ensure the registration of a sufficient number of shares to meet the $500,000 valuation of shares issued to TouchStar.

The Company agreed that either through itself, a subsidiary, affiliate, or third party, it would cause the shares issued to TouchStar to be repurchased from TouchStar within 30 days after the effective date of the Registration Statement at a purchase price equal to the greater of (a) the market price of the shares held by TouchStar, or (b) $500,000.  If the repurchase did not occur within the stated period, each party would return all shares included in the original exchange.

Cascade and TouchStar are affiliates with common management; however, neither entity is related to the Company.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In February 2006, the Company issued 666,667 shares of its common stock to Touchstar under the terms of the above agreement.  On April 19, 2006, the Company rescinded the transaction, cancelled the shares, and restored the status of the shares as authorized but unissued.

(8)           Business Process Provider Agreement

On April 28, 2005, the Company entered into a Business Process Provider Agreement (the “Agreement”) with Cleave Global E-Services Limited (“CGESL”), an Indian corporation.  Under the agreement, the Company was to market the services provided by CGESL in the United States, United Kingdom and throughout the world on a non-exclusive basis.  Contract prices for services provided by the Company to CGESL were to be based on future negotiations.  In addition, the Company was to acquire a 20% equity interest in CEGSL.  On April 15, 2005, the value of CGESL’s business was estimated at $4 million; however, the final cost was to be established once the Company had the resources to close the acquisition.  Upon signing the agreement, the Company paid CGESL a $50,000 deposit toward the acquisition.

On September 21, 2005, the parties terminated the agreement and the Company wrote-off the $50,000 deposit to “Loss on failed acquisition”.

(9)           Commitments

The Company entered into noncancellable operating lease agreement for office space.  The lease commenced August 19, 2005 and expired February 28, 2006.  Rental payments under the lease are $1,390 per month.

On February 15, 2006, the Company extended its existing office lease on a month-to-month basis at a rate of $1,620 per month.  Beginning February 2007, the Company commenced a month-to-month lease on a “virtual” office at a rate of $150 per month.  Rent expense for the years ended July 31, 2007, 2006 and for the period from March 1, 2005 (inception) through July 31, 2007 totaled $14,490, $25,517 and $44,161, respectively.

(10)           Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At July 31, 2007, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(11)           Subsequent Events

On August 23, 2007, the Company issued a promissory note to the President of Centric Rx Inc for $2,000.  The note carries a 9% interest rate and matures on October 23, 2007.  The note is also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.

On August 23, 2007, the Company issued a promissory note to an unrelated party for $2,000.  The note carries a 9% interest rate and matures on October 23, 2007.  The note is also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.

On August 30, 2007, the Company issued a convertible promissory note to its CEO for $5,000.  The note carries an interest rate of 9% and matures August 30, 2008.  The note is also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

On September 14, 2007, the Company issued a convertible promissory note to its CEO for $7,500.  The note carries an interest rate of 9% and matures September 14, 2008.  The note is also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.

On September 24, 2007, the Company issued a convertible promissory note to an unrelated party for $15,000.  The note carries an interest rate of 9% and matures September 14, 2008.  The note is also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.

On October 12, 2007, the Company issued a convertible promissory note to its CFO for $5,000.  The note carries an interest rate of 9% and matures September 14, 2008.  The note is also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.

The convertible promissory notes carry imbedded beneficial conversion features.  The conversion feature is only available if the Company defaults on the notes.  If the Company does not repay the notes at maturity, the beneficial conversion will be recorded to interest expense at that time.

On September 13, 2007, the Company extended the life of options, originally granted April 17, 2007 to purchase 1,066,664 common shares of the Company, from a 5 year term to a 7 year term.

On September 13, 2007, the Company extended the life of the options, originally granted June 22, 2007 to purchase 1,066,664 common shares of the Company, from a 5 year term to a 7 year term.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2007.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.            OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	60	President, Chief Executive Officer and Director
W. Earl Somerville	68	Chief Financial Officer, Secretary and Treasurer
Donald A. Christensen	77	Director
Frank J. Deleo	51	Director
Robert T. Kane	64	Director
Edward J. Weisberg	51	Director
Gregory Kinney	45	Director

Our articles of incorporation and bylaws provide for the maximum indemnification of our officer and director allowable under Nevada corporate law.  Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Vacancies in our board are filled by the board itself.  Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

James P.R. Samuels, Chief Executive Officer and Director.  Mr. Samuels founded Worldwide Business Solutions Incorporated in March 2005 and has been the chief executive officer and a director of the company since June 2005.  From May 1996 to March 2004, he served as vice president-finance, treasurer and chief financial officer of Rentech, Inc., a publicly-held company headquartered in Denver, Colorado.  Rentech develops and markets processes for conversion of low-value carbon-bearing solids or gases into high-value hydrocarbons.  From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon, Virginia, a company engaged in systems solutions for field force computing.  From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Sources, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing technologies for the transportation, industrial and petrochemical markets.  From 1989 to 1991, he was vice president and general manager of the automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance.  From 1989 to 1991, he was vice president and general manager of the automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance.  From 1983 through 1989, Mr. Samuels was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts.  He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation.  From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes.  He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division.  From 1973 to 1974, he was employed by Bowmar Ali, Inc., of Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany.  He received a Bachelor’s degree in Business Administration from Lowell Technological Institute in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts.  He completed an executive program in strategic market management through Harvard University in Switzerland in 1984.

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

Frank J. Deleo, Director.  Mr. Deleo has been a director since June 2005.  Since September 2007, Mr. Deleo has served as president of Rioath Group.  Mr. Deleo was with Citigroup Inc. from 1978 to September 2007.  He was with CitiFinancial Branch Network from 1996, first as a vice president/regional manager and since March 2002 as a managing director over Texas, New Mexico, Oklahoma, and Kansas.  CitiFinancial, which is part of Citigroup Inc., a financial services company listed on the New York Stock Exchange, offers consumer loan products and services, including real estate, personal loans, and loans to finance consumer goods.  From 1979 to 1996, he was employed by Associates Corporation of North America.  Mr. Deleo received a bachelors degree in psychology from University of Stoney Brook in 1977.

Robert T. Kane, Director.  Robert Kane has been a director since June 2005.  He has been a practicing attorney in Munhall, Pennsylvania, since 1970.  Mr. Kane received his J.D. degree from Villanova University in 1970 and his B.S. degree from Pennsylvania State University in 1965.

Edward J. Weisberg, Director.  Mr. Weisberg has been a director since September 2005.  Mr. Weisberg is currently the Chief Operating Officer of Sustainable Mind, LLC, a provider of a web-based SaaS platform to enable product designers to develop products.  From April 2004 to July 2007, he was the vice president of eCommerce of iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services.  He was responsible for leading that company’s efforts toward direct web-based sales of products and services.  From November 2003 to April 2004, he was the executive vice president of The Frugal Flower, Inc., a privately-held national flower distribution company located in Sudbury, Massachusetts.  While he was with The Frugal Flower, he established and managed the eCommerce initiative.  From 1995 until April 2003, he co-founded and served as president of BX Technologies, Inc., a Providence, Rhode Island company that provided Web development, hosting, software product, Web services, and ongoing Internet marketing and support.  Prior to founding BX Technologies, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc.  Mr. Weisberg has a masters degree in management from MIT/Sloan School of Management and a bachelors degree in social psychology from the University of Pennsylvania.

Gregory Kinney, Director.  Formerly a director of Centric, Mr. Kinney was appointed to serve as a director on August 1, 2007.  Since April 1997 to the present, Mr. Kinney has served as Vice-President of Operations of Kristel, LP, a privately held organization operating in Illinois.  Kristel designs and manufactures LCD and CRT displays.  From 1984 to 1997, Mr. Kinney worked in a variety of positions with The Bradley Group, American Instruments, Strand Lighting Company, Northrop, and Amistar.  Between 1980 and 1984, Mr. Kinney served in the United States Navy.  Mr. Kinney has received a B.A., M.A., and Ph.D. in Clinical Christian Counseling from International Theological Seminary in Bradenton Florida.

Committees

Audit Committee.  Our audit committee members are Donald A. Christensen and Edward J. Weisberg.  The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its responsibility to oversee (1) the integrity of our financial statements, controls and disclosure; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants and of its internal audit staff; and (4) our compliance with legal and regulatory requirements.

The Audit Committee has the sole authority to appoint our independent accountants, subject to any shareholder ratification.  The Audit Committee also prepares the annual Audit Committee report required by the rules and regulations of the Securities and Exchange Commission to be included in our annual proxy statement.

Donald A. Christensen serves as our Audit Committee financial expert.

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

Procedure for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board of directors will consider candidates for director positions that are recommended by any of our stockholders.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2007.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The board of directors will evaluate any recommended candidate and determine whether or not to proceed with the candidate in accordance with our procedures.  We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

Reporting Person	Date Report Due	Date Report Filed
Christiansen, Donald A.	Form 4 due April 19, 2007	Not yet Filed
Christiansen, Donald A.	Form 4 due June 26, 2007	Not yet Filed
Crelia, James Bradley	Form 3 due August 10, 2007	August 13, 2007
Deleo, Frank J.	Form 4 due April 19, 2007	Not yet Filed

Reporting Person	Date Report Due	Date Report Filed
Deleo, Frank J.	Form 4 due June 26, 2007	Not yet Filed
Kane, Robert T.	Form 4 due April 19, 2007	Not yet Filed
Kane, Robert T.	Form 4 due June 26, 2007	Not yet Filed
Samuels, James P.R.	Form 4 due April 19, 2007	Not yet Filed
Samuels, James P.R.	Form 4 due June 26, 2007	Not yet Filed
Samuels, James P.R.	Form 4 due August 2, 2007	Not yet Filed
Somerville, W. Earl	Form 4 due April 19, 2007	Not yet Filed
Somerville, W. Earl	Form 4 due June 26, 2007	Not yet Filed
Weisberg, Edward J.	Form 4 due April 19, 2007	Not yet Filed
Weisberg, Edward J.	Form 4 due June 26, 2007	Not yet Filed

ITEM 10.       EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31.  We have also set forth the compensation of Centric’s principal executive officer with respect to Centric’s last two completed fiscal years ending December 31.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
James P.R. Samuels, President and CEO	2007	$120,000	-	-	$55,080	-	$175,080
	2006	$66,500	-	-	$551,247	-	$617,747
W. Earl Somerville, CFO	2007	$90,000	-	-	$55,080	-	$145,080
	2006	$57,600	-	-	$323,651	-	$382,251
Jim Crelia, President of Centric Rx, Inc.	2007	-	-	-	-	-	-
	2006	-	-	-	-	-	-
______________
(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Outstanding Equity Awards At 2007 Fiscal Year-End Table.
(2)	Mr. Samuels became the Chief Executive Officer effective July 8, 2005.

Our executive officers have accepted fully vested stock options in lieu of salary during the fiscal year ending July 31, 2007.  However, our Board of Directors has approved a salary of $120,000 for James P.R. Samuels and $90,000 for W. Earl Somerville on a going forward basis if we successfully raise up to $2,500,000 through the issuance of convertible debt to fund Centric’s development and our working capital needs.

Centric has entered into an employment agreement effective August 1, 2007 with Jim Crelia, President of Centric.  Under the terms of the employment agreement, Jim Crelia is entitled to annual compensation of $150,000 on a going forward basis if we successfully raise up to $2,500,000 through the issuance of convertible debt to fund Centric’s development and our working capital needs.

We have formed a Compensation Committee comprised of members of the Board of Directors.  The compensation committee reviewed and approved the employment agreements described above.  The current members of the Compensation Committee are Frank J. Deleo and Robert T. Kane.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2007.  We have also set forth the compensation of Centric’s principal executive officer with respect to Centric’s last completed fiscal year ending December 31, 2006.  The number of options granted and exercise prices have been retroactively restated to reflect the 3-to-1 reverse-stock-split of our common stock.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
James P.R. Samuels	133,334 (1)	-	-	$0.24	6/22/2014
	133,334 (2)	-	-	$0.18	4/17/2014
	591,667 (3)	-	-	$0.06	6/22/2011
	90,000 (3)	-	-	$0.15	7/14/2011
W. Earl Somerville	133,334 (1)	-	-	$0.24	6/22/2014
	133,334 (2)	-	-	$0.18	4/17/2014
	33,334 (3)	-	-	$0.75	4/30/2010
	335,000 (3)	-	-	$0.06	6/22/2011
	67,000 (3)	-	-	$0.15	7/14/2011
Jim Crelia	-	-	-	-	-
_________________
(1)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 220.8%.
(2)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 202.1%.
(3)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 140%.

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Donald A. Christensen	$1,000	$55,080 (1)	-	-	$56,080
Frank J. Deleo	$1,000	$55,080 (1)	-	-	$56,080
Robert T. Kane	$1,000	$55,080 (1)	-	-	$56,080
Edward J. Weisberg	$1,000	$55,080 (1)	-	-	$56,080

During the year ended July 31, 2007, the directors each received an additional 266,668 options to purchase common stock with a valuation of $55,080.  These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 202.1% and 220.8%.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2007.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2007.

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our officers and directors, individually and as a group, and the holders of more than 5% of our common stock as of October 24, 2007, after giving effect to the reverse-stock-split and the acquisition of Centric.  As of October 24, 2007, there were 8,173,006 shares of our common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	2,820,003 (3)	29.6%
Dirk S. Nye 2119 Larimer St #2 Denver, Colorado 80205	1,115,001 (4)	12.3%
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	942,004 (5)	10.5%
Art Boorujy 3801 East Florida Avenue, #400 Denver, Colorado 80210	863,334 (6)	9.6%
Gary Quinn CPA 230 North Park Blvd #102 Grapevine, Texas 76051	666,667 (7)	9.6%
Jack Herman 4326 61st Avenue Bradenton, Florida 34203	775,695 (8)	8.7%
Fred A. Merian 215 Sylvestor Place Highlands Ranch, Colorado 80129	728,668 (9)	8.3%
Howard Mayer 3200 Park Avenue 8F-1 Bridgeport, Connecticut 06604	653,335 (10)	7.7%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	590,003 (11)	6.8%
Neil Patel 1601 W. Airport Frwy Euless, Texas 76040	466,667 (12)	5.5%
Jim Crelia 8125 Riviera Beach Drive Las Vegas, Nevada 89128	421,875 (13)	5.2%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	380,002 (14)	4.4%
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	380,002 (14)	4.4%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	380,002 (14)	4.4%
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	-	-
All officers and directors as a group (7 persons)	5,913,891 (15)	65.3%
_____________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 8,173,006 shares of common stock outstanding as of October 24, 2007.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from October 24, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Includes 1,125,000 shares voted and controlled by Mr. Samuels while such shares are held in escrow.  Also includes 400,001 shares issuable upon the exercise of warrants and 948,335 shares issuable upon the exercise of vested stock options.

(4)	Includes 66,667 shares held by DSN Enterprises Ltd., 453,333 shares issuable upon exercise of warrants and 461,668 shares issuable upon exercise of vested stock options.
(5)	Includes 100,001 shares issuable upon exercise of warrants and 735,335 shares issuable upon exercise of vested stock options.
(6)	Includes 666,667 shares issuable upon exercise of warrants and 196,667 shares issuable upon the exercise of vested stock options.
(7)	Includes 130,000 shares issuable upon exercise of vested stock options.
(8)	Includes 775,695 shares issuable upon exercise of vested stock options.
(9)	Includes 66,667 shares issuable upon exercise of warrants and 588,667 shares issuable upon exercise of vested stock options.
(10)	Includes 326,668 shares issuable upon exercise of warrants.
(11)	Includes 100,001 shares issuable upon exercise of warrants and 380,002 shares issuable upon exercise of vested stock options.
(12)	Includes 333,333 shares issuable upon exercise of warrants.
(13)	Does not include 421,875 shares voted and controlled by James P.R Samuels during the escrow period.
(14)	Includes 380,002 shares issuable upon exercise of vested stock options.

(15)
Includes 1,125,000 shares voted and controlled by Mr. Samuels while such shares are held in escrow, 600,003 shares issuable upon exercise of warrants and 3,203,678 shares issuable upon exercise of vested stock options.

James P.R. Samuels may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

As of July 31, 2007, we had notes outstanding in the amount of $448,125 that were convertible into shares of our common stock upon default.  Since July 31, 2007, we have issued notes for an additional $36,500 that are also convertible upon default.  All of these notes are due within the next 12 months.  If we default on these notes, we may be required to issue a number of shares sufficient to effect a change of control.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	10,683,059	$0.44	-0-
Total	10,683,059	$0.44	500,000

Stock Option Plan

By written consent dated May 13, 2005, our shareholders adopted the 2005 Stock Plan.  Under the Plan up to 500,000 shares of our common stock (the “Available Shares”) that may be purchased pursuant to the exercise of incentive stock options, non-qualified stock options, stock grants and stock-based awards (“Stock Rights”) which may be granted to our employees, directors and consultants.  This Plan will terminate on May 13, 2015, unless terminated at an earlier date by vote of the shareholders.

The 2005 Stock Plan is intended to (i) encourage ownership of shares by our employees and directors of and certain consultants to the company; (ii) induce them to work for the benefit of the company; and (iii) provide additional incentive for such persons to promote the success of the company.

The 2005 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the authority to:
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

Each option granted under the Plan will be evidenced by a written option agreement between us and the optionee.  The option price of any incentive stock option or non-qualified option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant.  “Fair Market Value” per share as of a particular date is defined in the Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the reporting system or, if none, the average of the closing bid and asked prices of our common stock in the over-the-counter market or, if such quotations are unavailable, the value determined by the Committee in its discretion in good faith.

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

If the employee is terminated “for cause” (as that term is defined in the Plan), such employee’s options will terminate immediately on the date the optionee ceases employment or association.

If an optionee dies while an employee, consultant, officer or director of our company, or if the optionee’s employment, consultant, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee’s estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

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

Stock Rights granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or the rules thereunder.  Stock Rights may only be exercised or accepted during the participant’s lifetime by the participant and thereafter only by his legal representative.  A participant to whom a Stock Right has been granted has no rights as a shareholder with respect to any shares covered by a Stock Right until the exercise of the option or acceptance of the stock grant..

As a condition to the exercise or acceptance of a Stock Right or upon the lapsing of any right of repurchase, we may withhold the amount of our required tax withholding liability.  We, to the extent permitted or required by law, may deduct a sufficient number of shares due to the optionee to allow us to pay such withholding taxes.

As of July 31, 2007, no Stock Rights had been granted under the Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the bridge loan transactions described below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Bridge Loans.  James P.R. Samuels, our chief executive officer, W. Earl Somerville, our chief financial officer, and three members of the board of directors loaned $230,270 to us during the fiscal year ended July 31, 2007.  The notes are all due within the next fiscal year.  The notes are also convertible into shares of our common stock at the option of the note holder upon default.  The principal and interest may be converted into the Company’s common stock at various rates per share, or 1,893,069 shares.  Interest expense for the year ended July 31, 2007 was $14,388.

From February 9, 2006 through April 7, 2006, James P.R. Samuels, our chief executive officer and a director loaned our subsidiary, WBSI, $76,715.  The promissory notes evidencing the loans carried a 9% interest rate through May 31, 2006 and thereafter at 19% per annum, and matured on October 31, 2006.  The notes were convertible into shares of our common stock upon default at a rate of $0.20 per share.  Interest expense for the year ended July 31, 2006 was $3,833.  These notes have been renewed and revised to a 9% interest only note with a 12-month maturity date.  Interest will be paid quarterly.

Future Transactions.  All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Director Independence.  Donald A. Christensen, Frank J. Deleo, Robert T. Kane, Edward J. Weisberg, and Gregory Kinney are considered independent directors.  We define director independence pursuant to NASDAQ Rule 4200(a)(15).

ITEM 13.        EXHIBITS

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
10.1	2005 Stock Plan (2)
10.2	TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (2)
10.3	Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (4)
10.4	Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (4)
10.5	Promissory Note to James P.R. Samuels dated April 30, 2006 (5)
10.6	Promissory Note to Dirk Nye dated April 30, 2006 (5)
10.7	Promissory Note to Dirk Van Keulen dated November 11, 2006 (5)
10.8	9% Convertible Promissory Note No. 2006-9 dated November 30, 2006 (6)
10.9	9% Convertible Promissory Note No. 2006-10 dated November 27, 2006 (6)
10.10	9% Convertible Promissory Note No. 2006-11 dated November 30, 2006 (6)
10.11	9% Convertible Promissory Note No. 2006-12 dated December 5, 2006 (6)
10.12	9% Convertible Promissory Note No. 2006-13 dated December 21, 2006 (6)
10.13	9% Convertible Promissory Note No. 2006-14 dated January 11, 2007 (6)
10.14	Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (9)
10.15	9% Convertible Promissory Note No. 2007-1 dated February 14, 2007 (8)
10.16	9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (8)
10.17	9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (8)
10.18	9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (8)
10.19	9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (8)
10.20	9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (8)
10.21	9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (8)
10.22	9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (8)
10.23	9% Convertible Promissory Note No. 2007-10 dated April 5, 2007 (8)
10.24	9% Convertible Promissory Note No. 2007-11 dated June 14, 2007 (9)
10.25	9% Convertible Promissory Note No. 2007-12 dated June 13, 2007 (9)
10.26	9% Convertible Promissory Note No. 2007-13 dated June 8, 2007 (9)
10.27	9% Convertible Promissory Note No. 2007-14 dated June 19, 2007 (9)
10.28	Escrow Agreement (3)
10.29	Lock-up and Voting Trust Agreement (3)
10.30	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.31	Employment Agreement with Jack West dated August 1, 2007 (3)
10.32	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.33	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.34	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.35	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.36	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.37	9% Convertible Promissory Note No. 2007-16 dated August 23, 2007
10.38	9% Convertible Promissory Note No. 2007-17 dated August 23, 2007

Regulation S-B Number	Exhibit
10.39	9% Convertible Promissory Note No. 2007-18 dated August 30, 2007
10.40	9% Convertible Promissory Note No. 2007-19 dated September 14, 2007
10.41	9% Convertible Promissory Note No. 2007-20 dated September 24, 2007
10.42	9% Convertible Promissory Note No. 2007-21 dated October 12, 2007
10.43	Employment Agreement with James P.R. Samuels dated October 12, 2007
10.44	Employment Agreement with W. Earl Somerville dated October 12, 2007
21	List of Subsidiaries
31.1	Rule 113a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
_________________

(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 8, 2007, filed June 29, 2007.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2006	$15,599	$4,978	-0-	-0-
2007	$14,626	-0-	-0-	-0-

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

WORLDWIDE STRATEGIES INCORPORATED

Date: November 2, 2007	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer and Director
/s/ James P.R. Samuels	(Principal Executive Officer)	November 2, 2007
James P.R. Samuels
Chief Financial Officer, Secretary and Treasurer
/s/ W. Earl Somerville	(Principal Financial Officer and Principal Accounting	November 2, 2007
W. Earl Somerville	Officer)

/s/ Donald A. Christensen	Director	November 2, 2007
Donald A. Christensen

/s/ Frank J. Deleo	Director	November 2, 2007
Frank J. Deleo

/s/ Robert T. Kane	Director	November 2, 2007
Robert T. Kane

/s/ Edward J. Weisberg	Director	November 2, 2007
Edward J. Weisterg

/s/ Gregory Kinney	Director	November 2, 2007
Gregory Kinney