Form 10QSB
period 2007-10-31
WORLDWIDE STRATEGIES INC
filed 2007-12-17
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _______________

Commission file number: 000-52362

Worldwide Strategies Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	41-0946897
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 East Florida Avenue, Suite 400, Denver, Colorado 80210
(Address of principal executive offices)

(303) 991-5887
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 11, 2007 – 8,173,106 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-QSB
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2007

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheet
October 31, 2007
(Unaudited)

Assets
Current Assets:
Cash	$14,469
Prepaid expenses	18,965
Total current assets	33,434

Property and equipment, net of accumulated depreciation of $27,296	112,983
Deposits	6,150

Total assets	$152,567

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$35,965
Accounts payable, related party (Note 2)	1,270
Accrued salaries	280,950
Accrued liabilities	4,667
Accrued liabilities, related party (Note 2)	5,462
Notes payable	235,819
Notes payable, related party (Note 2)	260,066
Total current liabilities	824,199

Shareholders’ deficit (Notes 2 and 3):
Common stock	8,692
Additional paid-in capital	4,717,875
Deficit accumulated during development stage	(5,398,199)
Total shareholders’ deficit	(671,632)

Total liabilities and shareholders' deficit	$152,567

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

			March 1, 2005
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2007	2006	2007
Sales	$—	$—	$34,518
Cost of sales	—	—	30,568
	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	65,714	45,034	581,679
Stock based compensation (Note 3)	350	3,191	3,131,953
Professional and consulting fees	38,607	32,737	659,400
Travel	5,105	37,186	206,113
Contract labor	37,500	9,000	239,250
Insurance	12,546	15,904	153,250
Depreciation	14,282	1,782	27,296
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	4,849	20,009	173,094
Total operating expenses	178,953	164,843	5,353,051
Loss from operations	(178,953)	(164,843)	(5,349,101)

Other expense:
Interest expense	(10,609)	(9,513)	(49,098)
Loss before income taxes	(189,562)	(174,356)	(5,398,199)

Income tax provision (Note 5)	—	—	—

Net loss	$(189,562)	$(174,356)	$(5,398,199)

Basic and diluted loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average
common shares outstanding	8,691,791	5,774,353

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2007	8,173,106	$8,174	$4,638,638	$(5,208,637)	$(561,825)

August 2007, common stock issued
at $.15 to pay promissory note (Note 3)	500,000	500	74,500	—	75,000
Common stock issued in exchange for
interest (Note 3)	18,685	18	3,920	—	3,938
Stock options vesting in period (Note 3)	—	—	350	—	350
Expenses paid-capital contribution	—	—	467	—	467
Net loss	—	—	—	(189,562)	(189,562)

Balance at October 31, 2007	8,691,791	$8,692	$4,717,875	$(5,398,199)	$(671,632)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2007	2006	2007
Cash flows from operating activities:
Net cash used in operating activities	$(60,474)	$(456,025)	$(1,776,543)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	(19,653)	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in investing activities	—	(19,653)	(123,606)

Cash flows from financing activities:
Proceeds from sale of common stock	—	500,000	1,587,706
Payments for offering costs	—	(49,500)	(150,339)
Proceeds from notes payable, related party (Note 2)	24,500	—	245,251
Proceeds from notes payable	17,000	—	232,000
Net cash provided by financing activities	41,500	450,500	1,914,618
Net change in cash	(18,974)	(25,178)	14,469

Cash, beginning of period	33,443	423,690	—
Cash, end of period	$14,469	398,512	$14,469

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$10,609	$9,513	$49,098

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(1)           Organization and Basis of Presentation

Worldwide Strategies Incorporated (the “Company”) was originally incorporated in the state of Nevada on April 6, 1998.  On March 1, 2005, Worldwide Business Solutions Incorporated (“WBSI”) was incorporated in the State of Colorado.  On July 8, 2005, the Company acquired all the shares of WBSI for 76.8% of the Company’s outstanding stock.  The acquisition of WBSI has been accounted for as a recapitalization of WBSI.  Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers.  The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2007, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein has been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2007, included in its annual report on Form 10-KSB, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern.  Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and historical operating losses.

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

New accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted.  However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The Company is currently evaluating the impact that SFAS No. 159 may have on its financial position, results of operations and cash flows.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

(2)           Related Party Transactions

Related party payables

At October 31, 2007, the Company was indebted to its CEO for expenses incurred on behalf of the Company totaling $1,270.

Convertible notes payable

During the three month period ended October 31, 2007, the Company issued promissory notes payable to its CEO, CFO and the President of Centric totaling $24,500.  Outstanding notes, including accrued interest which was capitalized, total $260,066 at October 31, 2007.  Accrued interest totals $5,462 at October 31, 2007.  Interest expense for the three months ended October 31, 2007 and 2006, and for the period from March 1, 2005 (inception) to October 31, 2007 was $5,518, $3,644 and $12,995, respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates, or 2,271,190 shares.

The convertible promissory notes carry imbedded beneficial conversion features.  There is no intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock since the market value of the Company’s common stock was less than the option value at the promissory note date.  The conversion feature is only available if the Company defaults on the notes.  At October 31, 2007, the Company is in default on one note in the amount of $2,034, including accrued interest.

(3)           Shareholders’ Deficit

Common stock

In September 2007, the Company issued a total of 18,685 shares of the Company’s common stock in exchange for $3,938 in interest on three convertible notes payable.  The shares were valued based on the fair value of the shares in the month interest was accrued.

In August 2007, the Company issued 500,000 shares of the Company’s common stock to a noteholder at $.15 in full payment for an outstanding $75,000 note payable on the completion of the Centric acquisition.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Options granted to employees, accounted for under the intrinsic value method

During 2005, the Company granted directors and officers options to purchase an aggregate of 353,334 shares of the Company’s common stock at an exercise price of $.75 per share.  140,000 options were fully vested on the grant date, an additional 130,000 options vest on April 30, 2006, and the remaining 63,334 options vest on April 30, 2007.  20,000 options were cancelled in August, 2006.  All of the options expire on April 30, 2010.  The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date.  The Company’s common stock had no quoted market price on the grant date.  The options had a fair value of $.093 per share, or $31,698.  Stock-based compensation of $22,231 was not recorded through January 31, 2006.

On September 30, 2005, the Company granted options to a director to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $3.36 per share.  10,000 options were fully vested on the grant date, an additional 10,000 options vest on September 30, 2006, and the remaining 10,000 options vest on September 30, 2007.  All of the options expire on September 30, 2010.  The exercise price of the options equaled the traded market price of the stock on the grant date.  The options had a fair value of $.42 per share, or $12,600.  Stock-based compensation of $7,222 was not recorded through January 31, 2006.

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $350, $3,453 and $14,854 as stock based compensation in the accompanying financial statements to reflect the portion of the previously granted options vested during the three month period ended October 31, 2007, October 31, 2006 and the period from the effective grant date through October 31, 2007, respectively.

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

			March 1, 2005
	Three Months Ended		(Inception)
	October 31,		Through
	2007	2006	October 31, 2007
Net loss, as reported	$(189,562)	$(174,356)	$(5,398,199)
Decrease due to:
Employee stock options	—	—	(29,453)
Pro forma net loss	$(189,562)	$(174,356)	$(5,427,652)

As reported:
Net loss per share - basic and diluted	$(0.02)	$(0.03)
Pro Forma:
Net loss per share - basic and diluted	$(0.02)	$(0.03)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through October 31, 2007	Fair Value Incurred Through October, 31, 2007
4/30/2005	120,000	$11,160	100,000	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	30,000	7,222
	383,334	$45,460	363,334	$29,453

Following is a schedule of changes in common stock options and warrants from July 31, 2007 through October 31, 2007:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2007	10,683,059	10,682,226	$0.06-$3.36	$0.44	3.70years
Granted	—	833	$0.75	$0.75	2.50years
Exercised	—	—	—	—	N/A
Cancelled/Expired	—	—	—	—	N/A
Outstanding at October 31, 2007	10,683,059	10,683,059	$0.02-$1.15	$0.46	3.52years

Common stock awards consisted of the following options and warrants during the period from July 31, 2007 through October 31, 2007:

			Total
Description	Options	Warrants	Awards
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at October 31, 2007	5,649,695	5,033,364	10,683,059

(4)           Notes payable

In August 2007, the Company issued a convertible promissory note in the amount of $2,000 at an interest rate of 9% to mature on October 23, 2007.  This note, which was in default at October 31, 2007, totals $2,034, including accrued interest.

In September 2007, the Company issued a convertible promissory note in the amount of $15,000 bearing interest at 9%.  The Company agreed to pay the related interest beginning December 2007 by issuing shares of common stock to the Holder.  The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The notes described above are convertible into shares of the Company’s common stock at the option of the note holders after the maturity date.  Any unpaid principal and interest may be converted into the Company’s common stock at a rate of $.15 per share.  The convertible promissory notes carry imbedded beneficial conversion features.  The intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock has no value at October 31, 2007, as the market value of the underlying stock is less than the option value.  The conversion feature is only available if the Company defaults on the note.

(5)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the periods ended July 31, 2007 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

As a result of our lack of profitability and the receipt of numerous inquiries from entities seeking to merge with us, our operational focus expanded beyond oil and gas exploration to include reviewing potential merger or acquisition candidates.  We believe that entities sought to merge with us due to the fact that we were perceived as a “shell” company.

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

Effective July 31, 2007, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of our authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding immediately prior to filing from 17,768,607 to 5,923,106.  All of the share amounts reflect this reverse stock split.

Plan of Operation

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

Our business plan for the remainder of the current fiscal year, which ends July 31, 2008, is to raise up to $2.5 million to develop our Centric subsidiary’s operations including launching our call center services and developing Centric’s website to support our cardholders and clients; eliminate debt of approximately $500,000 held primarily by the officers, directors, and related parties; and expand our product and service offerings and customize them to our cardholders and clients.  As of the date of this report, we do not have any understandings, arrangements or agreements to raise this capital.

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

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable and inventories, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2007, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Stock-based Compensation.  We account for compensation expense for our stock-based employee compensation plans using the fair value method prescribed in SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards.  We previously recognized employee stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” requiring compensation expense of fixed stock options to be based on the difference, if any, between the deemed fair value of our stock and the exercise price of the option on the date of the grant.  To transition from APB 25, we applied the modified prospective application of SFAS 123R, which requires us to recognize compensation cost for the portion of employee equity awards for which the requisite service has not been rendered as of February 1, 2006 as the requisite service is rendered on or after such date.

We account for stock issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Pro forma information regarding the results of operations is calculated as if we had accounted for our employee stock options using the fair-value method.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes method.

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2007, there were 5,649,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Three Months Ended October 31, 2007 and 2006.  Salaries, benefits and payroll taxes totaled $65,714 for the three month period ended October 31, 2007, an increase of $20,680 from the prior year’s total of $45,034 for the respective period.  The increase was primarily caused by an increase in compensation rates in the amount of $45,000, offset by a decrease of $24,836 due to a reduction in staff and a corresponding decrease in employee benefits.  The accrued salaries will only be paid if we achieve our funding goals.

Stock-based compensation totaled $350 for the three months ended October 31, 2007, a decrease of $2,841 over the prior year.  The current year’s charge represents the final vesting of options granted in September of 2005.

Professional and consulting fees totaled $38,607 for the three months ended October 31, 2007, an increase of $5,870 over the prior year.  Travel expenses totaled $5,105 during the three month period ending October 31, 2007, a decrease of $32,081 when compared to the totals of $37,181 for the three month period ended October 31, 2006.  The decrease is due to a reduction in staff and a significant reduction in international travel as compared to the three month period ending October 31, 2006.

Contract labor expenses totaled $37,500 during the three month period ending October 31, 2007, an increase of $28,500 when compared to the totals of $9,000 for the three month period ended October 31, 2006.  The increase was caused by an increase in compensation rates.  Accrued contract labor fees will only be paid if we achieve our funding goals.

Insurance expenses totaled $12,546 during the three month period ending October 31, 2007, a decrease of $3,358 from the total of $15,904 for the three month period ended October 31, 2006.  The decrease was caused primarily by a decrease in employee health benefits due to the reduction in staff.

Depreciation of $14,282 was recorded during the three months ended October 31, 2007, an increase of $12,500 over the similar period in the prior year.  The increase is due to depreciation on software acquired upon the purchase of Centric in July 2007.

Other general and administrative expenses totaled $4,849 during the three months ended October 31, 2007, a decrease of $15,160 over the prior year.  The decrease is primarily attributable to decreased board expenses of $6,700, a $5,300 decrease in rent expense, and a $2,400 decrease in telephone expense.

We recorded $10,609 in interest expense for the three month period ended October 31, 2007, as compared to $9,513 in the three month period ended October 31, 2006.  We have loan agreements outstanding this fiscal year that were not in existence last year.  The interest rate for these loans was 9%.

March 1, 2005 (inception) to October 31, 2007.  For the period from March 1, 2005 (inception) to October 31, 2007, we were engaged primarily in raising capital to implement our business plan.  We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $5,398,199.  More than half of the cumulative net loss, $3,131,953, is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash of $41,500 provided by financing activities offset the $60,474 used in operating activities resulting in a $18,974 decrease in cash.  We have a working capital deficit of $790,765 at October 31, 2007, primarily as a result of our outstanding notes being classified as current liabilities due to their maturity dates falling within one year of the balance sheet date.

As discussed above, we have had minimal revenues and have accumulated a net loss of $5,398,199 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than two years.  From March 1, 2005 (inception) through October 31, 2007, we generated revenues of only $34,518 and accumulated a net loss of $5,398,199.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of October 31, 2007, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  While we believe that we will be able to implement our business plan and generate revenues by the end of the current fiscal year, we cannot assure you that we will be successful or profitable.

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

We had a working capital deficit of $790,765 at October 31, 2007.  Based on our projected “burn rate” for the current fiscal year and planned acquisitions, we estimate that we will need cash from one or more external sources of approximately $2,500,000 for the next twelve months.  We intend to conduct additional financings during the current fiscal year.  We cannot assure you that we will be able to complete these additional financings successfully.

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

The BPO industry is highly competitive and we may be unable to compete with businesses that have greater resources than we do.  We face significant competition for BPO services and expect that competition will increase.  We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise.  While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients’ own in-house customer service groups, including in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies.  The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets.  These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

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

Our common stock is subject to SEC “Penny Stock” rules.  Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in Rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities.  These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares are trading on the “OTC Bulletin Board”, trading volumes and prices may be sporadic because it is not an exchange.  Our common shares are currently trading on the “OTC Bulletin Board.”  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Part II.   OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2007, we issued and sold unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
August 2007	Promissory note holder	500,000 shares of common stock	Forgiveness of $75,000 note payable
September 2007	Promissory note holder	18,685 shares of common stock	Forgiveness of $3,938 interest payable on note

No underwriters were used in the above stock transaction.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to the transactions, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business.  Restrictive legends were placed on the certificates evidencing the securities issued in the above transactions.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
10.1	2005 Stock Plan (2)
10.2	TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (2)
10.3	Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (4)
10.4	Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (4)
10.5	Promissory Note to James P.R. Samuels dated April 30, 2006 (5)
10.6	Promissory Note to Dirk Nye dated April 30, 2006 (5)
10.7	Promissory Note to Dirk Van Keulen dated November 11, 2006 (5)
10.8	9% Convertible Promissory Note No. 2006-9 dated November 30, 2006 (6)
10.9	9% Convertible Promissory Note No. 2006-10 dated November 27, 2006 (6)
10.10	9% Convertible Promissory Note No. 2006-11 dated November 30, 2006 (6)
10.11	9% Convertible Promissory Note No. 2006-12 dated December 5, 2006 (6)
10.12	9% Convertible Promissory Note No. 2006-13 dated December 21, 2006 (6)
10.13	9% Convertible Promissory Note No. 2006-14 dated January 11, 2007 (6)
10.14	Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (9)
10.15	9% Convertible Promissory Note No. 2007-1 dated February 14, 2007 (8)
10.16	9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (8)
10.17	9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (8)
10.18	9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (8)
10.19	9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (8)
10.20	9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (8)
10.21	9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (8)
10.22	9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (8)
10.23	9% Convertible Promissory Note No. 2007-10 dated April 5, 2007 (8)
10.24	9% Convertible Promissory Note No. 2007-11 dated June 14, 2007 (9)
10.25	9% Convertible Promissory Note No. 2007-12 dated June 13, 2007 (9)
10.26	9% Convertible Promissory Note No. 2007-13 dated June 8, 2007 (9)
10.27	9% Convertible Promissory Note No. 2007-14 dated June 19, 2007 (9)
10.28	Escrow Agreement (3)
10.29	Lock-up and Voting Trust Agreement (3)
10.30	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.31	Employment Agreement with Jack West dated August 1, 2007 (3)
10.32	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.33	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.34	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.35	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)

Regulation S-B Number	Exhibit
10.36	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.37	9% Convertible Promissory Note No. 2007-16 dated August 23, 2007 (10)
10.38	9% Convertible Promissory Note No. 2007-17 dated August 23, 2007 (10)
10.39	9% Convertible Promissory Note No. 2007-18 dated August 30, 2007 (10)
10.40	9% Convertible Promissory Note No. 2007-19 dated September 14, 2007 (10)
10.41	9% Convertible Promissory Note No. 2007-20 dated September 24, 2007 (10)
10.42	9% Convertible Promissory Note No. 2007-21 dated October 12, 2007 (10)
10.43	Employment Agreement with James P.R. Samuels dated October 12, 2007 (10)
10.44	Employment Agreement with W. Earl Somerville dated October 12, 2007 (10)
10.45	9% Convertible Promissory Note No. 2007-22 dated October 26, 2007
10.46	9% Convertible Promissory Note No. 2007-23 dated November 16, 2007
10.47	9% Convertible Promissory Note No. 2007-24 dated December 4, 2007
10.48	9% Convertible Promissory Note No. 2007-25 dated December 4, 2007
10.49	9% Convertible Promissory Note No. 2007-26 dated December 4, 2007
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
__________________

(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 8, 2007, filed June 29, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: December 17, 2007	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2007	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)