Form 10QSB
period 2008-01-31
WORLDWIDE STRATEGIES INC
filed 2008-03-14
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 11, 2008 – 9,164,778 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-QSB
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2008

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheet at January 31, 2008 (unaudited)	2

	Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2008 and 2007 and for the period from March 1, 2005 (inception) through January 31, 2008 (unaudited)	3

	Consolidated Condensed Statement of Changes in Shareholders’ Deficit from July 31, 2007 through January 31, 2008 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2008 and 2007 and for the period from March 1, 2005 (inception) through January 31, 2008 (unaudited)	5

	Notes to Consolidated Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		19

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheet
January 31, 2008
(Unaudited)

Assets
Current Assets:
Cash	$4,560
Prepaid expenses	10,275
Total current assets	14,835

Property and equipment, net of accumulated depreciation of $41,578	98,701
Deposits	8,650
Total assets	$122,186

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$37,546
Accrued compensation (Note 2)	372,200
Accrued liabilities	5,282
Accrued liabilities, related party	2,023
Notes payable (Note 3)	247,772
Notes payable, related party (Note 4)	285,267
Total current liabilities	950,090

Shareholders’ deficit (Note 5):
Common stock	9,165
Additional paid-in capital	4,740,882
Deficit accumulated during development stage	(5,577,951)
Total shareholders’ deficit	(827,904)
Total liabilities and shareholders' deficit	$122,186

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Six Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008
Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568
	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	131,516	57,413	65,802	12,379	647,481
Stock based compensation (Note 5)	20,600	141,546	20,250	138,355	3,152,203
Professional and consulting fees	51,512	81,507	12,905	48,770	672,305
Travel	7,773	37,924	2,668	738	208,781
Contract labor	75,000	10,000	37,500	1,000	276,750
Insurance	24,492	32,127	11,946	16,223	165,196
Depreciation	28,564	3,564	14,282	1,782	41,578
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	7,672	28,805	2,823	8,796	175,917
Total operating expenses	347,129	392,886	168,176	228,043	5,521,227
Loss from operations	(347,129)	(392,886)	(168,176)	(228,043)	(5,517,277)

Other expense:
Interest expense	(22,185)	(15,236)	(11,576)	(5,723)	(60,674)
Loss before income taxes	(369,314)	(408,122)	(179,752)	(233,766)	(5,577,951)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(369,314)	$(408,122)	$(179,752)	$(233,766)	$(5,577,951)

Basic and diluted loss per share	$(0.04)	$(0.07)	$(0.02)	$(0.04)

Basic and diluted weighted average
common shares outstanding	8,716,503	5,793,471	8,778,285	5,837,844

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2007	8,173,106	$8,174	$4,638,638	$(5,208,637)	$(561,825)

August 2007, common stock issued
at $.15 to pay promissory note (Note 5)	500,000	500	74,500	—	75,000
Common stock issued in exchange for
Interest (Note 5)	41,672	41	6,710	—	6,751
Common stock issued in exchange for
Unpaid effort (Note 5)	450,000	450	19,800		20,250
Stock options vesting in period (Note 5)	—	—	350	—	350
Expenses paid-capital contribution	—	—	884	—	884
Net loss	—	—	—	(369,314)	(369,314)

Balance at January 31, 2008	9,164,778	$9,165	$4,740,882	$(5,577,951)	$(827,904)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	Six Months Ended		Through
	January 31,		January 31,
	2008	2007	2008
Cash flows from operating activities:
Net cash used in
Operating activities	$(113,797)	$(222,563)	$(1,829,866)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
Investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of common stock	—	112,500	1,587,706
Payments for offering costs	—	(7,250)	(150,339)
Proceeds from notes payable, related party (Note 4)	54,998	52,500	275,749
Proceeds from notes payable (Note 3)	29,916	—	244,916
Net cash provided by
Financing activities	84,914	157,750	1,958,032

Net change in cash	(28,883)	(64,813)	4,560

Cash, beginning of period	33,443	69,781	—

Cash, end of period	$4,560	$4,968	$4,560

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518

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

The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers.  The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2008, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

New accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.”  The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The revised standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51.”  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards and by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way: as an entity in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Both SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the adoption of these standards will have any impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted.  However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The Company is currently evaluating the impact that SFAS No. 159 may have on its financial position, results of operations and cash flows.

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

(2)           Accrued compensation

The Company has not compensated the Chief Executive Officer or the Chief Financial Officer for services rendered during the 2007 fiscal year or the six months ended January 31, 2008.  The unpaid compensation has been accrued and charged to expense for these periods.  Accrued compensation totals $372,200 at January 31, 2008.  The accrued salaries will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(3)           Notes payable

In January 2008, the Company issued a convertible promissory note in the amount of $7,500 bearing interest at 9%.  The Company agreed to pay the related interest beginning April 2008 by issuing shares of common stock to the Holder.  The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month.

In December 2007, the Company issued a convertible promissory note in the amount of $2,500, due in December, 2008, with an interest rate of 9%.  The Company agreed to pay the related interest beginning March 2008.

During the quarter ended January 31, 2008, the Company renegotiated two notes that became due and payable October 31, 2007 and November 11, 2007 to extend the maturity dates to April 30, 2008 and May 11, 2008, respectively.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In August 2007, the Company issued a convertible promissory note in the amount of $2,000, due on October 23, 2007, with an interest rate of 9%.  The Company renegotiated the terms of this note to extend the maturity date to April 23, 2008.

The notes described above are convertible into shares of the Company’s common stock at the option of the note holders after the maturity dates.  Any unpaid principal and interest may be converted into the Company’s common stock at a rates ranging from $.04 to $.60 per share or approximately 1,711,812 shares.  The convertible promissory notes carry imbedded beneficial conversion features.  At January 31, 2008, the intrinsic value of the beneficial conversion features related to the note holders’ option to convert into the Company’s common stock has no value because the conversion feature is only available if the Company defaults on the notes.  The Company is not in default on any of its convertible notes.

(4)           Related Party Transactions

Convertible notes payable

During the six-month period ended January 31, 2008, the Company issued promissory notes payable to its CEO, CFO, the President of Centric Rx, Inc., a Nevada corporation and the Company’s wholly owned subsidiary (“Centric”), and a Director totaling $40,074.  Outstanding notes, including accrued interest which was capitalized, total $285,267 at January 31, 2008.  Accrued interest totals $2,023 at January 31, 2008.  Interest expense for the six months ended January 31, 2008 and 2007, and for the period from March 1, 2005 (inception) to January 31, 2008 was $11,716, $6,104 and $29,937, respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holders after the maturity date providing for any unpaid principal and interest to be converted into the Company’s common stock at various rates, or approximately 2,695,156 shares.

During the six months ended January 31, 2008, promissory notes totaling $149,628 became due and payable.  The Company renegotiated the notes to extend the maturity dates by six months.

The convertible promissory notes carry imbedded beneficial conversion features.  There is no intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock because the conversion feature is only available if the Company defaults on the notes.  The Company is not in default on any of its convertible notes.

(5)           Shareholders’ Deficit

Common stock

In January 2008, the Company issued 450,000 shares of the Company’s common stock at $.045 to two officers, five directors, an employee and a contractor as compensation for unpaid services.  The shares were valued based on their fair value when the share issuance was authorized.

In November 2007, the Company issued a total of 22,987 shares of the Company’s common stock in exchange for $2,813 in interest on two convertible notes payable May 2008 and April 2008.  The shares were valued based on the fair value of the shares in the month interest was accrued.

In September 2007, the Company issued a total of 18,685 shares of the Company’s common stock in exchange for $3,938 in interest on three convertible notes payable.  The shares were valued based on the fair value of the shares in the month interest was accrued.

In August 2007, the Company issued 500,000 shares of the Company’s common stock to a noteholder at $.15, which was the fair value of the stock on the transaction date, in full payment for an outstanding $75,000 note payable on the completion of the Centric acquisition.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Capital contributions

During the six months ended January 31, 2008, the president of Centric paid rent and other office expenses on the Company’s behalf.

Options granted to employees, accounted for under the intrinsic value method

Effective February 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” and recognized stock based compensation expense of $20,250 and $138,355 for the three months ended January 31, 2008 and 2007, respectively, and $20,600 and $141,546 for the six months ended January 31, 2008 and 2007, respectively.  The recognition of this expense reflects the grants of stock and stock options to employees and consultants and the vesting of previously granted options.  Since inception, the Company has recognized $3,152,203 as stock based compensation expense.

Prior to adopting SFAS No. 123(R), the Company granted options and recognized stock based compensation according to the accounting standards then applicable.  Had stock based compensation expense been recorded pursuant to SFAS No. 123(R) for the previous grants of options, the Company’s cumulative net loss would have increased by $29,453 to $5,607,404.

Following is a schedule of changes in common stock options and warrants from July 31, 2007 through January 31, 2008:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2007	10,683,059	10,682,226	$0.06-$3.36	$0.44	3.70 years
Granted	—	833	$3.36	$0.75	2.67 years
Exercised	—	—	—	—	N/A
Cancelled/Expired	—	—	—	—	N/A
Outstanding at January 31, 2008	10,683,059	10,683,059	$0.06-$3.36	$0.46	3.44 years

Common stock awards consisted of the following options and warrants during the period from July 31, 2007 through January 31, 2008:

			Total
Description	Options	Warrants	Awards
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at January 31, 2008	5,649,695	5,033,364	10,683,059

(6)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(7)           Subsequent Events

On February 14, 2008, the Company entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  Pursuant to the letter of intent, NMKT will acquire a 51% interest in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest will be protected from dilution for three years.

The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

Withdrawal from the transaction by either party will subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

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

Plan of Operation

On February 14, 2008, we entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  It is proposed that NMKT will acquire a 51% interest in our Company in exchange for (i) the assumption of all of our outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest would be protected from dilution for three years.  If we are able to complete the transaction with NMKT, a change of control will occur and a new plan of operation will be pursued by the new officers and directors of our Company.

If we do not complete the transaction with NMKT, we will continue to pursue debt and/or equity financing to continue operations.  Failure to obtain additional financing could result in the cessation of our business.  We intend to conduct additional financings during the current fiscal year.  We cannot assure you that we will be able to complete these additional financings successfully.

We may attempt to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Bulletin Board has value.  We cannot assure you that we will be successful in this effort.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2008, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2008, there were 5,649,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Six and Three Months Ended January 31, 2008 and 2007.  Salaries, benefits and payroll taxes totaled $131,516 and $65,802 for the six- and three-month periods ended January 31, 2008, an increase of $74,103 and $53,423 from prior year totals of $57,413 and $12,379 for the respective periods.  The increase for the six-month period was primarily caused by an increase in compensation rates in the amount of $98,700, offset by a decrease of $24,836 due to a reduction in staff and a corresponding decrease in employee benefits.  The salary of the chief executive officer has been accrued and will only be paid if we achieve our funding goals.

Stock-based compensation totaled $20,600 and 20,250 for the six- and three-month periods ended January 31, 2008, a decrease of $120,946 and $118,105 over the same periods in the prior year.  The current year’s charge represents the final vesting of options granted in September of 2005 and stock-based compensation expense for shares issued in payment for services of officers, employees and contractors.

Professional and consulting fees totaled $51,512 and $12,905 for the six- and three-month periods ended January 31, 2008, as compared to $81,507 and $48,770 during the prior year.  The higher prior year cost is due primarily to a one time consulting fee paid in connection with a potential acquisition.

Travel expenses totaled $7,773 and $2,668 during the six- and three-month periods ended January 31, 2008, as compared to the totals of $37,924 and $738 for the respective periods in the prior year.  The decrease is due to a reduction in staff and a significant reduction in international travel as compared to the six-month period ending January 31, 2007.

Contract labor expenses totaled $75,000 and $37,500 during the six- and three-month periods ended January 31, 2008, increases of $65,000 and $36,500 when compared to the totals of $10,000 and $1,000 for the same periods in the prior year.  The increase was caused by an increase in compensation rates which will only be paid if we achieve our funding goals.

Insurance expenses totaled $24,492 and $11,946 during the six- and three-month periods ended January 31, 2008, as compared to the prior year totals $32,127 and $16,223 for the respective periods.  The decrease was caused primarily by a decrease in employee health benefits due to the reduction in staff.

Depreciation of $28,564 and $14,282 was recorded during the six- and three-month periods ended January 31, 2008, an increase of $25,000 and $12,500 for the similar period in the prior year.  The increase is due to depreciation on software acquired upon the purchase of Centric in July 2007.

Other general and administrative expenses totaled $7,672 and $2,823 during the six- and three-month periods ended January 31, 2008, decreases of $21,133 and $5,973 over similar periods in the prior year.  The decrease is primarily attributable to decreased board expenses of $5,034, a $9,204 decrease in rent expense, and a $5,086 decrease in telephone expense.

We recorded $22,185 and $11,586 in interest expense for the six- and three-month periods ended January 31, 2008, as compared to $15,236 and $5,723 in the six- and three-month periods ended January 31, 2007.  We have loan agreements outstanding this fiscal year that were not in existence last year.  The interest rate for these loans was 9%.

March 1, 2005 (inception) to January 31, 2008.  For the period from March 1, 2005 (inception) to January 31, 2008, we were engaged primarily in raising capital to implement our business plan.  We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $5,577,951.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,152,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash of $84,914 provided by financing activities offset the $113,797 used in operating activities resulting in a $28,883 decrease in cash.  We have a working capital deficit of $935,255 at January 31, 2008, primarily as a result of our outstanding notes being classified as current liabilities due to their maturity dates falling within one year of the balance sheet date.

As discussed above, we have had minimal revenues and have accumulated a net loss of $5,577,951 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional capital sufficient to continue as a going concern.  However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations.  Additional equity or debt financing will be required to continue as a going concern.  If we complete the transaction with NMKT, the new officers and directors of our Company will assume responsibility for funding our future operations.  Without such additional capital, either from NMKT or from a debt or equity offering by our Company, there is doubt as to whether we will continue as a going concern.

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

Factors That May Affect Our Results of Operations

RISK FACTORS RELATED TO OUR BUSINESS AND MARKETPLACE

If we complete our planned transaction with NewMarket Techology, Inc., there will be a change in control.  We have entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”) whereby it is proposed that NMKT will obtain a 51% interest in our Company in exchange for payment of $100,000 and assumption of all of our outstanding debts.  If this transaction is completed, NMKT will have voting control of the Company and will likely put in new management.  The ownership interests of existing shareholders will be diluted as well.

If we do not complete the change of control transaction with NMKT, we must obtain financing to continue operations.  If we do not complete the transaction with NMKT, we must engage in debt and/or equity financing in order to continue operations.  We do not know the terms on which any financing might be available or if such financing is available on any terms.  Such terms may be detrimental to the interests of our existing shareholders.  The value of an investment in our common stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of preferred stock could be more advantageous to those investors than to the holders of common stock.  In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms given to our current investors.  Shares of common stock that we sell could be sold into the market, which could adversely affect market price.

If we do not complete the proposed transaction with NMKT, we will seek other merger and acquisition opportunities.  We may not be able to successfully acquire or merge with another business.  Any acquisition or merger that we undertake will require an unspecified amount of additional capital expenditure in the form of planning, due diligence, legal, and accounting fees.  We have no substantial experience in completing acquisitions of or mergers with other businesses, and we may be unable to successfully complete such a transaction.  Any acquisition or merger we undertake may result in a potentially dilutive issuance of equity securities, the issuance of debt and incurrence of expenses related to the transaction.

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than two years.  From March 1, 2005 (inception) through January 31, 2008, we generated revenues of only $34,518 and accumulated a net loss of $5,577,951.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of January 31, 2008, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

As discussed above, we have had minimal revenues and have accumulated a net loss since inception.  Our future is dependent upon completing the change of control transaction with NMKT or our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.  Therefore, there is substantial doubt that we will be able to continue as a going concern.

RISK FACTORS RELATED TO OUR COMMON STOCK

Future equity transactions, including exercise of options or warrants, could result in dilution.  In order to raise sufficient capital to fund operations, from time to time, we intend to sell restricted stock, warrants, and convertible debt to investors in private placements.  Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices.  These transactions will cause dilution to existing stockholders.  Also, from time to time, options will be issued to officers, directors, or employees, with exercise prices equal to market.  Exercise of in-the-money options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.  In addition, such shares would increase the number of shares in the “public float” and could depress the market price for our common stock.

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

Part II.   OTHER INFORMATION

Item 1.                   Legal Proceedings

None.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2008, we issued and sold unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
November 2007	Promissory note holder	22,987 shares of common stock	Forgiveness of $2,813 interest payable on note
January 2008	9 Individuals	450,000 shares of common stock	Services valued at $20,250

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

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                   Other Information

None.

Item 6.                   Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
10.1	2005 Stock Plan (2)
10.2	TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (2)
10.3	Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (4)
10.4	Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (4)
10.5	Promissory Note to James P.R. Samuels dated April 30, 2006 (5)
10.6	Promissory Note to Dirk Nye dated April 30, 2006 (5)
10.7	Promissory Note to Dirk Van Keulen dated November 11, 2006 (5)
10.8	9% Convertible Promissory Note No. 2006-9 dated November 30, 2006 (6)
10.9	9% Convertible Promissory Note No. 2006-10 dated November 27, 2006 (6)
10.10	9% Convertible Promissory Note No. 2006-11 dated November 30, 2006 (6)
10.11	9% Convertible Promissory Note No. 2006-12 dated December 5, 2006 (6)
10.12	9% Convertible Promissory Note No. 2006-13 dated December 21, 2006 (6)
10.13	9% Convertible Promissory Note No. 2006-14 dated January 11, 2007 (6)
10.14	Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (9)
10.15	9% Convertible Promissory Note No. 2007-1 dated February 14, 2007 (8)
10.16	9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (8)
10.17	9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (8)
10.18	9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (8)
10.19	9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (8)
10.20	9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (8)
10.21	9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (8)
10.22	9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (8)
10.23	9% Convertible Promissory Note No. 2007-10 dated April 5, 2007 (8)
10.24	9% Convertible Promissory Note No. 2007-11 dated June 14, 2007 (9)
10.25	9% Convertible Promissory Note No. 2007-12 dated June 13, 2007 (9)
10.26	9% Convertible Promissory Note No. 2007-13 dated June 8, 2007 (9)
10.27	9% Convertible Promissory Note No. 2007-14 dated June 19, 2007 (9)
10.28	Escrow Agreement (3)
10.29	Lock-up and Voting Trust Agreement (3)
10.30	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.31	Employment Agreement with Jack West dated August 1, 2007 (3)

Regulation S-B Number	Exhibit
10.32	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.33	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.34	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.35	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.36	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.37	9% Convertible Promissory Note No. 2007-16 dated August 23, 2007 (10)
10.38	9% Convertible Promissory Note No. 2007-17 dated August 23, 2007 (10)
10.39	9% Convertible Promissory Note No. 2007-18 dated August 30, 2007 (10)
10.40	9% Convertible Promissory Note No. 2007-19 dated September 14, 2007 (10)
10.41	9% Convertible Promissory Note No. 2007-20 dated September 24, 2007 (10)
10.42	9% Convertible Promissory Note No. 2007-21 dated October 12, 2007 (10)
10.43	Employment Agreement with James P.R. Samuels dated October 12, 2007 (10)
10.44	Employment Agreement with W. Earl Somerville dated October 12, 2007 (10)
10.45	9% Convertible Promissory Note No. 2007-22 dated October 26, 2007 (11)
10.46	9% Convertible Promissory Note No. 2007-23 dated November 16, 2007 (11)
10.47	9% Convertible Promissory Note No. 2007-24 dated December 4, 2007 (11)
10.48	9% Convertible Promissory Note No. 2007-25 dated December 4, 2007 (11)
10.49	9% Convertible Promissory Note No. 2007-26 dated December 4, 2007 (11)
10.50	9% Convertible Promissory Note No. 2007-27 dated December 23, 2007
10.51	9% Convertible Promissory Note No. 2008-1 dated January 11, 2008
10.52	9% Convertible Promissory Note No. 2008-2 dated January 22, 2008
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
___________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 8, 2007, filed June 29, 2007.
(10)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on December 17, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: March 14, 2008	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2008	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)