Form 10QSB
period 2008-04-30
WORLDWIDE STRATEGIES INC
filed 2008-06-11
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 10, 2008 – 9,283,211 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-QSB
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2008

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheet at April 30, 2008 (unaudited)	2

	Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2008 and 2007 and for the period from March 1, 2005 (inception) through April 30, 2008 (unaudited)	3

	Consolidated Condensed Statement of Changes in Shareholders’ Deficit from July 31, 2007 through April 30, 2008 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2008 and 2007 and for the period from March 1, 2005 (inception) through April 30, 2008 (unaudited)	5

	Notes to Consolidated Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		19

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheet
April 30, 2008
(Unaudited)

Assets
Current Assets:
Cash	$2,776
Prepaid expenses	5,372
Total current assets	8,148

Property and equipment, net of accumulated depreciation of $55,860	84,419
Deposits	150
Total assets	$92,717

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$48,428
Accounts payable, related party (Note 2)	3,377
Accrued salaries (Note 3)	463,450
Accrued liabilities	5,453
Accrued liabilities, related party (Notes 4 and 6)	8,000
Notes payable (Note 5)	248,903
Notes payable, related party (Note 6)	291,686
Total current liabilities	1,069,297

Shareholders’ deficit (Note 7):
Common stock	9,252
Additional paid-in capital	4,795,517
Deficit accumulated during development stage	(5,781,349)
Total shareholders’ deficit	(976,580)
Total liabilities and shareholders' deficit	$92,717

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008
Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568
	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	215,873	73,316	84,357	15,903	731,838
Stock based compensation (Note 7)	20,600	331,400	—	189,854	3,152,203
Professional and consulting fees	83,046	101,180	31,534	19,673	703,839
Travel	15,633	44,724	7,860	6,800	216,641
Contract labor	112,500	10,000	37,500	—	314,250
Insurance	36,313	44,238	11,821	12,111	177,017
Depreciation	42,846	5,346	14,282	1,782	55,860
Loss on failed acquisition	—	31,016	—	31,016	181,016
Other general and administrative expenses	11,743	35,384	4,071	6,580	179,988
Total operating expenses	538,554	676,604	191,425	283,719	5,712,652
Loss from operations	(538,554)	(676,604)	(191,425)	(283,719)	(5,708,702)

Other expense:
Interest expense	(34,158)	(21,852)	(11,973)	(6,616)	(72,647)
Loss before income taxes	(572,712)	(698,456)	(203,398)	(290,335)	(5,781,349)

Income tax provision (Note 8)	—	—	—	—	—

Net loss	$(572,712)	$(698,456)	$(203,398)	$(290,335)	$(5,781,349)

Basic and diluted loss per share	$(0.06)	$(0.12)	$(0.02)	$(0.05)

Basic and diluted weighted average
common shares outstanding	8,811,041	5,815,682	9,251,687	5,892,707

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2007	8,173,106	$8,174	$4,638,638	$(5,208,637)	$(561,825)

August 2007, common stock issued
at $.15 to pay promissory note (Note 7)	500,000	500	74,500	—	75,000
Common stock issued in exchange for
Interest (Note 7)	128,581	128	10,897	—	11,025
Common stock issued in exchange for
Unpaid effort (Note 7)	450,000	450	19,800	—	20,250
Capital contribution (Note 7)	—	—	50,000	—	50,000
Stock options vesting in period (Note 7)	—	—	350	—	350
Expenses paid-capital contribution	—	—	1,332	—	1,332
Net loss	—	—	—	(572,712)	(572,712)

Balance at April 30, 2008	9,251,687	$9,252	$4,795,517	$(5,781,349)	$(976,580)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	Nine months ended		Through
	April 30,		April 30,
	2008	2007	2008

Cash flows from operating activities:
Net cash used in
operating activities	$(86,667)	$(290,033)	$(1,802,736)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of common stock	—	112,500	1,587,706
Deposit on proposed acquisition (Note 7)	50,000	—	50,000
Payments for offering costs	—	(4,250)	(150,339)
Proceeds from related party short-term loan (Note 4)	6,000	—	6,000
Proceeds from notes payable, related party (Note 6)	—	108,243	220,751
Proceeds from notes payable	—	30,000	215,000
Net cash provided by
financing activities	56,000	246,493	1,929,118

Net change in cash	(30,667)	(43,540)	2,776

Cash, beginning of period	33,443	69,781	—

Cash, end of period	$2,776	$26,241	$2,776

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$21,852	$7,518
Non-cash investing/financing activities
Common stock issued to repay loan (Note )	$75,000	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$6,500	$6,500

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(1)           Organization and Basis of Presentation

Worldwide Strategies Incorporated (the “Company”) was originally incorporated in the state of Nevada on April 6, 1998.  On March 1, 2005, Worldwide Business Solutions Incorporated (“WBSI”) was incorporated in the State of Colorado.  On July 8, 2005, the Company acquired all the shares of WBSI for 76.8% of the Company’s outstanding stock.  The acquisition of ABSI has been accounted for as a recapitalization of WBSI.  Therefore the historical information prior to the date of recapitalization is the financial information of WBSI.

The Company intends to provide call center software platforms to client centers or to outsource selected client services to multi-lingual international centers.  The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2008, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2007, included in its annual report on Form 10-KSB, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern.  Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, and historical operating losses.

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

New accounting pronouncements

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued FASB 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In December 2007, the FASB issued FASB 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as entity in the consolidated financial statements.  Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the adoption of these standards will have any impact on its financial statements.

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

(2)           Accounts payable related parties

At April 30, 2008, the Company was indebted to two officers for expenses incurred on behalf of the Company totaling $3,377.

(3)           Accrued compensation

The Company has not compensated the Chief Executive Officer or the Chief Financial Officer for services rendered during the 2007 fiscal year or the nine months ended April 30, 2008.  The unpaid compensation has been accrued and charged to expense for these periods.  Accrued compensation totals $463,450 at April 30, 2008.  The accrued salaries will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Accrued liabilities related parties

During April 2008, the Company received a short-term loan from the Chief Executive Officer in the amount of $6,000. This debt will repaid when additional funds are received from NewMarket Technology, Inc. to complete the terms under the February letter of intent.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(5)           Notes payable

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

In December 2007, the Company issued a convertible promissory note in the amount of $2,500 at an interest rate of 9% to mature on December 24, 2008.

In August 2007, the Company issued a convertible promissory note in the amount of $2,000 at an interest rate of 9% was to mature on October 23, 2007.  In April 2008, the Company renegotiated the terms of this note to extend the maturity date to October 23, 2008.

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

These notes described above are convertible into shares of the Company’s common stock at the option of the note holder after the maturity dates.  Any unpaid principal and interest may be converted into the Company’s common stock at a rates ranging from $.04 to $.60 per share or 1,717,600 shares.  The convertible promissory note carries imbedded beneficial conversion features.  The intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock has no value at April 30, 2008 as the market value of the underlying stock is less than the option value.  The conversion feature is only available if the Company defaults on the notes.  Four notes, totaling $68,501, which became due and payable in April 2008 were renegotiated to extend the maturity date six months to October 2008.

(6)           Notes payable related parties

During the nine-month period ended April 30, 2008, the Company issued promissory notes payable to its CEO, CFO, the President of Centric and a Director totaling $40,074.  Outstanding notes, including accrued interest which was capitalized, total $291,686 at April 30, 2008.  Accrued interest totals $2,000 at April 30, 2008.  Interest expense for the nine months ended April 30, 2008 and 2007, and for the period from March 1, 2005 (inception) to April 30, 2008 was $18,111, $9,559 and $41,851, respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates, or 2,696,045 shares.

The convertible promissory notes carry imbedded beneficial conversion features.  There is no intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock since the market value of the Company’s common stock was less than the option value at the promissory note date.  The conversion feature is only available if the Company defaults on the notes.  During the nine months ended April 30, 2008, promissory notes in totaling $62,817 became due and payable.  The Company renegotiated the notes to extend the maturity date six months.

(7)           Shareholders’ Deficit

Common stock

In February 2008, the Company issued a total of 86,909 shares of the Company’s common stock in exchange for $4,275 in interest on four convertible notes payable May 2008, June 2008, September 2008 and October 2008.  The shares were valued based on the fair value of the shares in the month interest was accrued.

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

In September 2007, the Company issued a total of 18,685 shares of the Company’s common stock in exchange for $3,938 in interest on three convertible notes payable November 2007 April 2008 and June 2008.  The shares were valued based on the fair value of the shares in the month interest was accrued.

In August 2007, the Company issued 500,000 shares of the Company’s common stock to a noteholder at $.15, which was the fair value of the stock on the transaction date, in full payment for an outstanding $75,000 note payable on the completion of the Centric acquisition.

Capital contribution

During the nine months ended April 30, 2008, the president of Centric paid rent and other office expenses on behalf of the Company.

NewMarket Technology, Inc. Letter of Intent

In February 2008, the Company entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  Pursuant to the letter of intent, NewMarket proposes to acquire a 51% in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest will be protected from dilution for three years.

The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

Withdrawal from the transaction by either party will subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

In April 2008, the Company received $50,000 from NMKT as partial payment of the $100,000 required by the letter of intent.  Both the Company and NMKT are engaged in the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

Options granted to employees, accounted for under the intrinsic value method

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized stock based compensation expense of $20,600 and $331,400 for the nine months ended April 30, 2008 and 2007 respectively, and $0 and $189,854 for the three months ended April 30, 2008 and 2007 respectively.  The recognition of this expense reflects the grants of stock and stock options to employees and consultants and the vesting of previously granted options.  Since inception the Company has recognized $3,152,203 as stock based compensation expense.

Prior to adopting SFAS No.123(R), the Company granted options and recognized stock based compensation according to the accounting standards then applicable.  Had stock based compensation been recorded pursuant to SFAS No. 123(R) for the previous grant of options, the Company’s cumulative net loss would have increased by $29,453 to $5,810,802.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Following is a schedule of changes in common stock options and warrants from July 31, 2007 through April 30, 2008:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2007	10,683,059	10,682,226	$0.06-$3.36	$0.44	3.70 years
Granted	—	833	$3.36	$0.75	2.42 years
Exercised	—	—	—	—	N/A
Cancelled/Expired	—	—	—	—	N/A
Outstanding at April 30, 2008	10,683,059	10,683,059	$0.06-$3.36	$0.46	3.36 years

Common stock awards consisted of the following options and warrants during the period from July 31, 2007 through April 30, 2008:

			Total
Description	Options	Warrants	Awards
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at April 30, 2008	5,649,695	5,033,364	10,683,059

(8)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

(9)           Subsequent Events

In May 2008, the Company issued a total of 31,514 shares of the Company’s common stock in exchange for $2,025 in interest on four convertible notes payable.  The shares were valued based on the fair value of the shares in the month interest was accrued.

In May 2008, the Company retired and re-issued a convertible promissory note in the amount of $100,000 bearing interest at 9%.  The Company agreed to pay the related interest by issuing shares of common stock to the holder.  The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month.

In May 2008, the Company issued 5-year options to purchase 475,000 shares of the Company’s common stock at $0.11 per share to two officers and five directors as compensation for unpaid services.  The options were valued on the date of grant using the Black-Scholes option pricing model.

In June 2008, the Company issued a convertible promissory note in the amount of $20,000 bearing interest at 9%.  The Company agreed to pay the related interest by issuing shares of common stock to the holder.  The number of shares to be issued shall be calculated at the end of each month by taking the dollar amount of interest accrued each month divided by the volume-weighted average of the daily closing prices of shares for that month.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2008, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2008, there were 5,649,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Nine and Three Months Ended April 30, 2008 and 2007.  Salaries, benefits and payroll taxes totaled $215,873 and $84,357 for the nine- and three-month periods ended April 30, 2008, an increase of $142,557 and $68,454 from prior year totals of $73,316 and $15,903 for the respective periods.  The increase for the nine-month period was primarily caused by an increase in compensation rates in the amount of $153,050, offset by a decrease due to a reduction in staff and a corresponding decrease in employee benefits.  The salary of the chief executive officer has been accrued and will only be paid if we achieve our funding goals.

Stock-based compensation totaled $20,600 and $0 for the nine- and three-month periods ended April 30, 2008, a decrease of $310,800 and $189,854 over the same periods in the prior year.  The current year’s charge represents the final vesting of options granted in September of 2005 and stock-based compensation expense for shares issued in payment for services of officers, employees and contractors.

Professional and consulting fees totaled $83,046 and $31,534 for the nine- and three-month periods ended April 30, 2008, as compared to $101,180 and $19,673 during the prior year.  The higher prior year cost for the nine-month period is due primarily to a one time consulting fee paid in connection with a potential acquisition.

Travel expenses totaled $15,633 and $7,860 during the nine- and three-month periods ended April 30, 2008, as compared to the totals of $44,724 and $6,800 for the respective periods in the prior year.  The decrease is due to a reduction in staff and a significant reduction in international travel as compared to the nine- and three-month periods ending April 30, 2007.

Contract labor expenses totaled $112,500 and $37,500 during the nine- and three-month periods ended April 30, 2008, increases of $102,500 and $37,500 when compared to the totals of $10,000 and $0 for the same periods in the prior year.  The increase was caused by an increase in compensation rates which will only be paid if we achieve our funding goals.

Insurance expenses totaled $36,313 and $11,821 during the nine- and three-month periods ended April 30, 2008, as compared to the prior year totals $44,238 and $12,111 for the respective periods.  The decrease was caused primarily by a decrease in employee health benefits due to the reduction in staff.

Depreciation of $42,846 and $14,282 was recorded during the nine- and three-month periods ended April 30, 2008, an increase of $37,500 and $12,500 for the similar periods in the prior year.  The increase is due to depreciation on software acquired upon the purchase of Centric in July 2007.

During the nine- and three-month periods ended April 30, 2008, we wrote off expenses incurred in the planned acquisition of a United Kingdom software company.  There were no similar expenses in the current fiscal periods.

Other general and administrative expenses totaled $11,743 and $4,071 during the nine- and three-month periods ended April 30, 2008, decreases of $23,641 and $2,509 over similar periods in the prior year.  The decrease is primarily attributable to decreased board expenses of $6,723, a $11,854 decrease in rent expense, and a $4,926 decrease in telephone expense.

We recorded $34,158 and $11,973 in interest expense for the nine- and three-month periods ended April 30, 2008, as compared to $21,852 and $6,616 in the nine- and three-month periods ended April 30, 2007.  We have loan agreements outstanding this fiscal year that were not in existence last year.  The interest rate for these loans was 9%.

March 1, 2005 (inception) to April 30, 2008.  For the period from March 1, 2005 (inception) to April 30, 2008, we were engaged primarily in raising capital to implement our business plan.  We also established our subsidiary in the United Kingdom and entered into discussions with call centers in Central America.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $5,781,349.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,152,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the nine months ended April 30, 2008, net cash of $56,000 provided by financing activities offset the $86,667 used in operating activities resulting in a $30,667 decrease in cash.  We have a working capital deficit of $1,061,149 at April 30, 2008, primarily as a result of our outstanding notes being classified as current liabilities due to their maturity dates falling within one year of the balance sheet date.

As discussed above, we have had minimal revenues and have accumulated a net loss of $5,781,349 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than two years.  From March 1, 2005 (inception) through April 30, 2008, we generated revenues of only $34,518 and accumulated a net loss of $5,781,349.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of April 30, 2008, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

Part II.    OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2008, we issued and sold unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
February 2008	Promissory note holder	86,909 shares of common stock	Forgiveness of $4,275 interest payable on note

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

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
10.1	2005 Stock Plan (2)
10.2	TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (2)
10.3	Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (4)
10.4	Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (4)
10.5	Promissory Note to James P.R. Samuels dated April 30, 2006 (5)
10.6	Promissory Note to Dirk Nye dated April 30, 2006 (5)
10.7	Promissory Note to Dirk Van Keulen dated November 11, 2006 (5)
10.8	9% Convertible Promissory Note No. 2006-9 dated November 30, 2006 (6)
10.9	9% Convertible Promissory Note No. 2006-10 dated November 27, 2006 (6)
10.10	9% Convertible Promissory Note No. 2006-11 dated November 30, 2006 (6)
10.11	9% Convertible Promissory Note No. 2006-12 dated December 5, 2006 (6)
10.12	9% Convertible Promissory Note No. 2006-13 dated December 21, 2006 (6)
10.13	9% Convertible Promissory Note No. 2006-14 dated January 11, 2007 (6)
10.14	Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (9)
10.15	9% Convertible Promissory Note No. 2007-1 dated February 14, 2007 (8)
10.16	9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (8)
10.17	9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (8)
10.18	9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (8)
10.19	9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (8)
10.20	9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (8)
10.21	9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (8)
10.22	9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (8)
10.23	9% Convertible Promissory Note No. 2007-10 dated April 5, 2007 (8)
10.24	9% Convertible Promissory Note No. 2007-11 dated June 14, 2007 (9)
10.25	9% Convertible Promissory Note No. 2007-12 dated June 13, 2007 (9)
10.26	9% Convertible Promissory Note No. 2007-13 dated June 8, 2007 (9)
10.27	9% Convertible Promissory Note No. 2007-14 dated June 19, 2007 (9)
10.28	Escrow Agreement (3)
10.29	Lock-up and Voting Trust Agreement (3)
10.30	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.31	Employment Agreement with Jack West dated August 1, 2007 (3)

Regulation S-B Number	Exhibit
10.32	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.33	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.34	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.35	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.36	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.37	9% Convertible Promissory Note No. 2007-16 dated August 23, 2007 (10)
10.38	9% Convertible Promissory Note No. 2007-17 dated August 23, 2007 (10)
10.39	9% Convertible Promissory Note No. 2007-18 dated August 30, 2007 (10)
10.40	9% Convertible Promissory Note No. 2007-19 dated September 14, 2007 (10)
10.41	9% Convertible Promissory Note No. 2007-20 dated September 24, 2007 (10)
10.42	9% Convertible Promissory Note No. 2007-21 dated October 12, 2007 (10)
10.43	Employment Agreement with James P.R. Samuels dated October 12, 2007 (10)
10.44	Employment Agreement with W. Earl Somerville dated October 12, 2007 (10)
10.45	9% Convertible Promissory Note No. 2007-22 dated October 26, 2007 (11)
10.46	9% Convertible Promissory Note No. 2007-23 dated November 16, 2007 (11)
10.47	9% Convertible Promissory Note No. 2007-24 dated December 4, 2007 (11)
10.48	9% Convertible Promissory Note No. 2007-25 dated December 4, 2007 (11)
10.49	9% Convertible Promissory Note No. 2007-26 dated December 4, 2007 (11)
10.50	9% Convertible Promissory Note No. 2007-27 dated December 23, 2007 (12)
10.51	9% Convertible Promissory Note No. 2008-1 dated January 11, 2008 (12)
10.52	9% Convertible Promissory Note No. 2008-2 dated January 22, 2008 (12)
10.53	9% Convertible Promissory Note No. 2008-3 dated May 11, 2008
10.54	9% Convertible Promissory Note No. 2008-4 dated June 6, 2008
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 8, 2007, filed June 29, 2007.
(10)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on December 17, 2007.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on March 14, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: June 11, 2008	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2008	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)