Form 10-K
period 2008-07-31
WORLDWIDE STRATEGIES INC
filed 2008-10-29
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-52362

Worldwide Strategies Incorporated
(Exact name of registrant as specified in its charter)

Nevada	41-0946897
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3801 East Florida Avenue, Suite 400, Denver, Colorado	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 991-5887

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $243,648 on January 31, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 9,301,234 on October 24, 2008

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  In assessing forward-looking statements contained in this report, readers are urged to read carefully all cautionary statements, including those contained in other sections of this report.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to generate sufficient capital to complete planned acquisitions;
•	our ability to successfully operate our business upon completion of any or all planned acquisitions;
•	the lack of liquidity of our common stock;
•	our ability to find and retain skilled personnel;
•	availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2008

PART I

ITEM 1.           BUSINESS

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

For accounting purposes, the acquisition of WBSI was accounted for as a recapitalization of WBSI.  Since we had only minimal assets and no operations, the recapitalization has been accounted for as the sale of 778,539 shares of WBSI common stock for our net liabilities at the time of the transaction.  Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

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

NewMarket Technologies, Inc.

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

If we do not complete the transaction with NMKT, we will continue to pursue debt and/or equity financing to continue operations.  Failure to obtain additional financing could result in the cessation of our business.  We cannot assure you that we will be able to complete any additional financings successfully.

Our Business Plans

We originally intended to offer call center services, such as technical support, language interpreting, debt collections, and help desk solutions.  Then, with the acquisition of Centric, we planned to enter the business of distributing health services and prescription drug discount cards.  As of the date hereof, our only plan is to be acquired by NMKT.

If we fail to complete the transaction with NMKT, we may attempt to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Bulletin Board has value.  We cannot assure you that we will be successful in this effort.

Employees

As of July 31, 2008, we employed a total of 3 persons, all of which were full-time.  None of our employees is covered by a collective bargaining agreement.

ITEM 1A.        RISK FACTORS

Risks Relating To Our Business And Marketplace

If we complete our planned transaction with NewMarket Techology, Inc., there will be a change in control.  We have entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”) whereby it is proposed that NMKT will obtain a 51% interest in our Company in exchange for payment of $100,000 and assumption of all of our outstanding debts.  If this transaction is completed, NMKT will have voting control of the Company and will likely put in new management.  Also, the ownership interests of existing shareholders will be diluted.

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

We have limited operating history and profitability and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2008, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2008, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  While we believe that we will be able to implement our business plan and generate revenues, we cannot assure you that we will be successful or profitable.

We do not have sufficient working capital to pay our debts or our costs of continuing operations.  We do not currently have sufficient working capital to pay our debts as they become due or our costs of operating our business.  We are dependent upon additional debt or equity financing to pay our debts and the costs of operation.  If we are unsuccessful in raising additional funds, we may not be able to begin our planned operations or continue as a going concern, and we may have to either liquidate our company or file for bankruptcy protection from our creditors.

We have no history of success and may not succeed in the future.  To date, we have not begun operations and have not collected significant revenue.  We may never successfully implement a business plan or generate revenue.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Our principal offices are located at 3801 East Florida Avenue, Suite 400, Denver, Colorado.  We lease these offices pursuant to a month-to-month lease.  The base rent on the lease is $150 per month.

Our legal address for our U.K. subsidiary is that of the accountant and financial firm Wilkins Kennedy, 77-79 High Street, Egham, Surrey TW20 9HY, UK.

Centric’s headquarters are located at 8125 Riviera Beach Drive, Las Vegas, Nevada 89128.  Jim Crelia, Centric’s president, pays $139 per month for and contributes the use of the premises for Centric’s headquarters without charge to us.

ITEM 3.           LEGAL PROCEEDINGS

There are no legal proceedings pending against us.  To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held during the fiscal year ended July 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted in the OTC Bulletin Board (“OTCBB”) under the symbol “WWSG.”  It previously traded under the symbol of “WWSI” on the OTCBB.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and have been adjusted to reflect the effects of reverse stock splits.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2006	$0.90	$0.30
January 31, 2007	$0.30	$0.18
April 30, 2007	$0.48	$0.18
July 31, 2007	$0.27	$0.15
October 31, 2007	$0.16	$0.07
January 31, 2008	$0.08	$0.02
April 30, 2008	$0.39	$0.04
July 31, 2008	$0.26	$0.08

On October 20, 2008, the last sale price for the common stock on the OTCBB was $0.12.

Holders and Dividends

As of October 27, 2008, there were 279 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2008, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
May 2008	1 noteholder	31,514 shares of common stock	Forgiveness of $2,025 of interest payable to noteholder
May 2008	7 employees and consultants	Options to purchase 475,000 shares of common stock at $0.11 per share for 5 years from the date of issuance	Services rendered

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this report.

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

Results of Operations

During the years ended July 31, 2008 and 2007, we had no revenue.

Salaries, benefits and payroll taxes totaled $289,200 and $195,119 for the years ended July 31, 2008 and 2007, respectively.

We incurred non-cash stock-based compensation expense of $58,600 and $583,990 during the years ended July 31, 2008 and 2007, respectively, as a result of issuing stock options to our employees, directors and consultants.

Professional and consulting fees were $93,186 and $139,058 for the years ended July 31, 2008 and 2007, respectively.

Travel expenses totaled $17,835 and $53,028 for the years ended July 31, 2008 and 2007, respectively.  Contract labor was $150,000 and $90,000 for the years ended July 31, 2008 and 2007, respectively.

Insurance expenses totaled $48,774 and $53,712 for the years ended July 31, 2008 and 2007, respectively.

We incurred losses on failed acquisitions of $31,016 in the year ended July 31, 2007.  The loss in 2007 represents costs of due diligence on the failed acquisition of Innovation Software Limited.

For the years ended July 31, 2008 and 2007, we incurred general and administrative expenses of $16,702 and $42,297, respectively.  This decrease is primarily due to reductions in rent and telephone in the amounts of $11,020 and $4,215, respectively.

March 1, 2005 to July 31, 2008.  For the period from March 1, 2005 to July 31, 2008, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $6,054,850 for the period.

Liquidity and Capital Resources

Since our inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $2,071,668 offset the $1,940,754 used in operating activities and $123,606 used in investing activities.

We had deficiency in working capital of $1,212,271 at July 31, 2008, primarily as a result of accrued salaries and outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.

During the year ended July 31, 2008, we issued or extended convertible promissory notes to our President/CEO, CFO, an officer of our subsidiary, and three members of the board in the total amount of $313,725.  The notes mature, along with any unpaid accrued interest, during the next fiscal year.  Related party interest expense for the years ended July 31, 2008 and 2007 and for the period from March 1, 2005 (inception) through July 31, 2008 totaled $24,824, $14,388 and $43,050, respectively.  The notes are also convertible into shares of common stock at the option of the note holders after the maturity date.  At July 31, 2008, accrued interest payable to officers and directors totaled $2,149.  Any unpaid principal and interest may be converted into our common stock at various rates per share.

During the year ended July 31, 2008, we also issued or extended convertible promissory notes to unrelated third parties in the total amount of $313,725.  The notes mature, along with any unpaid accrued interest, during the next fiscal year.  Interest expense due to unrelated third parties for the years ended July 31, 2008 and 2007 and for the period from March 1, 2005 (inception) through July 31, 2008 totaled $22,358, $16,583 and $42,626, respectively.  The notes are also convertible into shares of common stock at the option of the note holders after the maturity date.  At July 31, 2008, accrued interest payable to unrelated third parties totaled $8,852.  Any unpaid principal and interest may be converted into our common stock at various rates per share.

In an effort to conserve cash during the year ended July 31, 2008, we paid certain notes and interest payable using shares of our common stock.  See “Note (5) Shareholders’ Equity” for more detail.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2008, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $6,054,850.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations beyond July 31, 2009.

Contractual Obligations

We lease office space on a month-to-month basis at a rate of $150 per month.  We have no other contractual commitments.

Plan of Operations

As of the date hereof, our only plan is to be acquired by NMKT.  We have entered into a letter of intent with NMKT.  As of July 31, 2008, NMKT has paid us $50,000 of their $100,000 deposit obligation pursuant to the letter of intent.  The deposit was accounted for as a capital contribution because we are not obligated to pay back the deposit.  During the first quarter of fiscal 2009, NMKT paid us an additional $20,000.  If we fail to complete the transaction with NMKT, we may attempt to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Bulletin Board has value.  We cannot assure you that we will be successful in this effort.

If we fail to complete the transaction with NMKT, we may be forced to raise additional capital to support our ongoing existence while we search for other merger opportunities.  We cannot assure you that we will be able to complete additional financings successfully.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2008, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Stock-based Compensation.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of our stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, we recorded $58,600, $583,990, and $3,190,203 as stock-based compensation on the stock options granted during the years ended July 31, 2008, July 31, 2007 and for the period from March 1, 2005 (inception) through July 31, 2008.

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2008, there were 6,124,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS No. 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition.  SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts.  Except for some disclosures, SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 163 will not have an impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements.  The effective date of SFAS No. 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The adoption of SFAS No. 162 will not have an impact on our results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as entity in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  We do not believe that the adoption of these standards will have any impact on our financial statements.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	14

Consolidated Balance Sheet at July 31, 2008	15

Consolidated Statements of Operations for the years ended July 31, 2008 and 2007
and for the period from March 1, 2005 (inception) through July 31, 2008	16

Consolidated Statements of Changes in Shareholders’ Deficit from March 1, 2005
(inception) through July 31, 2008	17

Consolidated Statements of Cash Flows for the years ended July 31, 2008 and 2007
and for the period from March 1, 2005 (inception) through July 31, 2008	18

Notes to Financial Statements	19

To the Board of Directors and Shareholders:
Worldwide Strategies Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Worldwide Strategies Incorporated (a development stage company) as of July 31, 2008, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended July 31, 2008 and 2007, and the period from March 1, 2005 (inception) through July 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company�s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated as of July 31, 2008, and the results of their operations and their cash flows for the years ended July 31, 2008 and 2007, and for the period from March 1, 2005 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, incurred liabilities in excess of assets over the past year and has an accumulated deficit of $6,054,850.  Based upon current operating levels, the Company may be required to obtain additional capital or significant reconfiguration of its operations to sustain its operations beyond July 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
October 15, 2008

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2008

Assets
Current Assets:
Cash	$7,308
Prepaid expenses	24,477

Total current assets	31,785

Property and equipment, net of accumulated depreciation of $137,749 (Note 1)	2,530
Deposits	150

Total assets	$34,465

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$47,853
Accounts payable, related party (Note 2)	4,000
Accrued salaries (Note 3)	551,687
Accrued liabilities	8,852
Accrued liabilities, related party (Note 4)	2,149
Notes payable (Note 6)	315,790
Notes payable, related party (Note 4)	313,725

Total current liabilities	1,244,056

Shareholders’ deficit (Note 5):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 33,333,333 shares authorized,
9,283,211 shares issued and outstanding	9,284
Additional paid-in capital	4,835,975
Deficit accumulated during development stage	(6,054,850)

Total shareholders’ deficit	(1,209,591)

Total current liabilities and shareholders’ deficit	$34,465

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			March 1, 2005
	For the Year Ended		(Inception)
	July 31,		Through
	2008	2007	July 31, 2008

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	289,200	195,119	805,165
Stock based compensation (Note 5)	58,600	583,990	3,190,203
Professional and consulting fees	93,186	139,058	713,979
Travel	17,835	53,028	218,843
Contract labor	150,000	90,000	351,750
Insurance	48,774	53,712	189,478
Depreciation (Note 1)	124,735	7,128	137,749
Loss on failed acquisition	—	31,016	181,016
Other general and administrative expenses	16,702	42,297	184,947

Total operating expenses	799,032	1,195,348	5,973,130
Loss from operations	(799,032)	(1,195,348)	(5,969,180)

Other expense:
Interest expense	(47,181)	(30,971)	(85,670)

Loss before income taxes	(846,213)	(1,226,319)	(6,054,850)

Income tax provision (Note 7)	—	—	—

Net loss	$(846,213)	$(1,226,319)	$(6,054,850)

Basic and diluted loss per share	$(0.10)	$(0.21)	$

Basic and diluted weighted average
common shares outstanding	8,889,772	5,862,055

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

					Deficit
					Accumulated
				Additional	During
	Common Stock			Paid-In	Development
	Shares		Par Value	Capital	Stage	Total
Balance at March 1, 2005 (inception)		—	$—	$—	$—	$—

March 1, 2005, sale of common stock to founders’ (Note 5)	*	1,733,402	1,733	3,467	—	5,200
April though June 2005, sale of common stock in private offering at $.75 per share, net of $65,089 of offering costs (Note 5)	*	840,033	840	564,071	—	559,911
July 2005 stock issued in recapitalization with Barnett Energy Corp. (Note 1)	*	778,539	779	(828)	—	(49)
July 8, 2005, following recapitalization	*	3,351,974	3,352	566,710	—	565,062

July 2005, sale of common stock in private offering at $.75 per share, net of $25,000 of offering costs (Note 5)	*	333,347	333	224,667	—	225,000
Net loss, March 1, 2005 (Inception) through July 31, 2005		—	—	—	(323,298)	(323,298)
Balance at July 31, 2005	*	3,685,321	3,685	791,377	(323,298)	466,764

August 2005, collection of common stock subscriptions (Note 5)		—	—	—	—	5,000
August 2005, sale of common stock in private offering at $.75 per share, net of $49,500 of offering costs (Note 5)	*	660,026	660	444,840	—	445,500
private offering at $.15 per share, net of $9,500 of offering costs (Note 5)	*	633,359	634	84,866	—	85,500
Stock options issued in exchange for accrued compensation and expenses (Note 5)		—	—	2,498,113	—	2,498,113
Stock warrants issued in exchange for the Cascade Letter of Intent termination (Note 5)		—	—	49,500	—	49,500
Net loss for the year ended July 31, 2006		—	—	—	(3,659,020)	(3,659,020)
Balance at July 31, 2006	*	4,978,706	4,979	3,868,696	(3,982,318)	(108,643)

August 2006, sale of common stock in private offering at $.15 per share, net of $10,750 of offering costs (Note 5)	*	750,030	750	100,999	—	101,749
Common stock issued in exchange for commission and interest (Note 5)	*	73,531	74	17,651	—	17,725
Common stock issued in exchange for consulting fees (Note 5)	*	120,839	121	27,879	—	28,000
Stock options vesting in period (Note 5)		—	—	583,990	—	583,990
Common stock issued in exchange for all the outstanding stock of Centric Rx Inc (Note 8)		2,250,000	2,250	39,423	—	41,673
Net loss for the year ended July 31, 2007		—	—	—	(1,226,319)	(1,226,319)
Balance at July 31, 2007		8,173,106	8,174	4,638,638	(5,208,637)	(561,825)

August 2007, common stock issued at $.15 to pay promissory note (Note 5)		500,000	500	74,500	—	75,000
Common stock issued in exchange for interest (Note 5)		160,105	160	12,890	—	13,050
Common stock issued in exchange for compensation for unpaid services (Note 5)		450,000	450	19,800	—	20,250
Capital contribution (Note 5)		—	—	51,797	—	51,797
Stock options vesting in period (Note 5)		—	—	38,350	—	38,350
Net loss for the year ended July 31, 2008		—	—		(846,213)	(846,213)
Balance at July 31, 2008		9,283,211	$9,284	$4,835,975	$(6,054,850)	$(1,209,591)

* Restated for 3 to 1 reverse stock split (see Note 3)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		March 1,2005
	Year Ended		(Inception)
	July 31,		Through
	2008	2007	July 31, 2008

Cash flows from operating activities:
Net loss	$(846,213)	$(1,226,319)	$(6,054,850)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	124,735	7,128	137,749
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 2 and 3)	58,600	583,990	3,190,203
Consulting expense paid in common stock	—	28,000	28,000
Expenses paid with capital contribution (Note 5)	1,797	—	1,797
Interest expense paid in common stock (Note 5)	13,050	11,225	24,275
Interest expense capitalized as principal	32,840	12,373	45,213
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other current assets	535	431	(74,725)
Accounts payable	26,700	13,125	51,853
Accrued liabilities	363,271	196,411	559,682
Net cash used in operating activities	(224,685)	(373,636)	(1,940,754)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	6	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash provided (used) in investing activities	—	6	(123,606)

Cash flows from financing activities:
Proceeds from sale of common stock	—	112,506	1,587,706
Deposit on proposed acquisition (Note 9)	50,000	—	50,000
Payments for offering costs	—	(4,250)	(150,339)
Proceeds from notes payable, related party (Note 4)	55,550	144,036	276,301
Proceeds from notes payable (Note 6)	93,000	85,000	308,000
Net cash provided by financing activities	198,550	337,292	2,071,668

Net change in cash	(26,135)	(36,338)	7,308

Cash, beginning of period	33,443	69,781	—

Cash, end of period	$7,308	$33,443	$7,308

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities:
Common stock issued to repay loan (Note 5)	$75,000	$—	$75,000
Common stock issued to acquire Centric	$—	$41,673	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

On May 13, 2005, Barnett Energy Corporation (“BEC”), a Nevada corporation, entered into a Share Exchange Agreement (the “Agreement”) with WBSI. Under the terms of the Agreement, BEC agreed to acquire all of the issued and outstanding common stock of WBSI in exchange for 778,539 shares of its common stock.  The acquisition closed on July 8, 2005.  Following the acquisition, the former shareholders of WBSI held approximately 76.8 percent of BEC’s outstanding common stock, resulting in a change of control.  In addition, WBSI became a wholly owned subsidiary of BEC.  However, for accounting purposes, the acquisition has been treated as a recapitalization of WBSI, with BEC the legal surviving entity.  Since BEC had minimal assets and no operations, the recapitalization has been accounted for as the sale of 778,539 shares of WBSI common stock for the net liabilities of BEC.  Therefore, the historical financial information prior to the date of the recapitalization is the financial information of WBSI.

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

On July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Centric Rx, Inc., (“Centric”) in exchange for 2,250,000 shares of the Company’s common stock.  As a result of the acquisition, Centric is now a wholly owned subsidiary of the Company and the results of its operation will be included in the Company’s consolidated financial statements.  Centric’s primary business will be the distribution of health services and prescription drug discount cards.  The Company plans to contract with call centers to provide ongoing service and support to organizations and individuals that utilize these cards. Centric will receive commission based upon the utilization of these cards.

Development Stage

The Company and its subsidiaries are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2008, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $846,213, $1,226,319, and $6,054,850 for the years ended July 31, 2008, July 31, 2007 and for the period from March 1, 2005 (inception) through July 31, 2008, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2008, and has an accumulated deficit of $6,054,850. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the year ended July 31, 2008, the Company obtained an additional $50,000 as partial payment of item (ii) in the NMKT letter of intent. Additionally, the Company issued convertible promissory notes during the year ended July 31, 2008, in exchange for $148,550.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2008.

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
	July 31,
	2008	2007
Office equipment	$11,589	$11,589
Software	128,690	128,690
	140,279	140,279
Accumulated depreciation	137,749	13,014
Property and equipment - net	$2,530	$127,265

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

The Company determined, subsequent to July 31, 2008, that software acquired, as part of the assets of Centric purchased July 31, 2007, has no future value.  The Company will not pursue the stand-alone pharmacy development, supported by the software, as originally contemplated in the Centric acquisition.  The depreciation method, of this software, was changed in recognition of changes in its estimated future benefits.  The useful life of this asset originally expected to end October 31, 2009 has been revised to end July 31, 2008 resulting in a depreciation charge $66,667 higher in fiscal year 2008 than anticipated.  If the increased depreciation had not been recorded the depreciation expense for the year ended July 31, 2008, and for the period from March 1, 2005 (inception) through July 31, 2008 would have totaled $58,068, and $71,082, respectively resulting in net loss for the years ended July 31, 2008, and for the period from March 1, 2005 (inception) through July 31, 2008 of  $779,546, and $5,988,183, respectively.  Basic and diluted loss per share would have decreased from $.10 per share to $.09 for the year ended July 31, 2008.

Depreciation expense for the years ended July 31, 2008, July 31, 2007, and for the period from March 1, 2005 (inception) through July 31, 2008 totaled $124,735, $7,128, and $137,749, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The asset identified in the note sub-heading above, with a net value of $0, will be abandoned in the next fiscal period.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Stock-based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, the Company recorded $58,600, $583,990, and $3,190,203 as stock-based compensation on the stock options granted during the years ended July 31, 2008, July 31, 2007 and for the period from March 1, 2005 (inception) through July 31, 2008.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2008, after recognition of the one for three reverse stock split, there were 6,124,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Fiscal Year-end

The Company’s year-end is July 31.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS No. 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition.  SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts.  Except for some disclosures, SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 163 will not have an impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements.  The effective date of SFAS No. 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The adoption of SFAS No. 162 will not have an impact on our results of operations or financial position.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as entity in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

(2)           Accounts payable related parties

At July 31, 2008, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $4,000.

(3)           Accrued compensation

The Company has not compensated the Chief Executive Officer or the Chief Financial Officer for services rendered during the 2007 and 2008 fiscal years.  The unpaid compensation has been accrued and charged to expense for these periods.  Accrued compensation totals $551,687 at July 31, 2008.  The accrued salaries will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Convertible notes payable

Convertible notes payable, related party at July 31, 2008 consisted of the following:

Notes payable to a Director, at 9% interest payable quarterly, maturing in November 2008. Convertible into common
stock at a rate of $.15 per share or 704,967 shares.	$105,745

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in November 2008. Convertible into common
stock at a rate of $.15 per share or 152,373 shares.	22,856

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in December 2008. Convertible into common
stock at a rate of $.15 per share or 114,280 shares.	17,142

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in January 2009. Convertible into common
stock at a rate of $.15 per share or 57,140 shares.	8,571

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in October 2008. Convertible into common
stock at a rate of $.15 per share or 236,527 shares.	35,479

Notes payable to a Director, at 9% interest payable quarterly, maturing in October 2008. Convertible into common
stock at a rate of $.15 per share or 74,513 shares.	11,177

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Notes payable to two Directors, at 9% interest payable quarterly, maturing in October 2008. Convertible into common
stock at a rate of $.15 per share or 67,060 shares.	10,059

Notes payable to the CFO, at 9% interest payable quarterly,
maturing in August 2008. Convertible into common
stock at a rate of $.15 per share or 37,253 shares.	5,588

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in December 2008. Convertible into common
stock at a rate of $.06 per share or 469,900 shares.	28,194

Notes payable to a Director, at 9% interest payable quarterly, maturing in December 2008. Convertible into common
stock at a rate of $.06 per share or 182,183 shares.	10,931

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in August 2008. Convertible into common
stock at a rate of $.07 per share or 76,357 shares.	5,345

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in September 2008. Convertible into common
stock at a rate of $.15 per share or 53,453 shares.	8,018

Notes payable to the CEO and CFO, at 9% interest payable quarterly, maturing in October 2008. Convertible into common
stock at a rate of $.07 per share or 152,714 shares.	10,690

Notes payable to the CEO of Centric, at 9% interest payable quarterly, maturing in October 2008. Convertible into common
stock at a rate of $.15 per share or 14,467 shares.	2,170

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in November 2008. Convertible into common
stock at a rate of $.06 per share or 87,133 shares.	5,228

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in December 2008. Convertible into common
stock at a rate of $.04 per share or 130,700 shares.	5,228

Notes payable to a Director, at 9% interest payable quarterly, maturing in December 2008. Convertible into common
stock at a rate of $.04 per share or 65,350 shares.	2,614

Notes payable to the CEO of Centric, at 9% interest payable quarterly, maturing in January 2009. Convertible into common
stock at a rate of $.04 per share or 80,350 shares.	3,214

Notes payable to the CEO, at 9% interest payable quarterly,
maturing in July 2009. Convertible into common
stock at a rate of $.17 per share or 91,035 shares.	15,476

$313,725

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

All notes that became due during fiscal year 2008 were renegotiated to extend their maturity date into fiscal year 2009, with no other changes to the terms.

During the year ended July 31, 2008, the Company issued or extended convertible promissory notes to its President/CEO, CFO, an officer of its subsidiary and three members of the board in the total amount of $313,725.  The notes mature, along with any unpaid accrued interest, during the next fiscal year.  Related party interest expense for the year ended July 31, 2008 and 2007 and for the period from March 1, 2005 (inception) through July 31, 2008 totaled $24,823, $14,388 and $43,044 respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.  At July 31, 2008, accrued interest payable to the Company’s officers and directors totaled $2,149.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates per share, or 2,847,757 shares.

The convertible promissory notes carry imbedded beneficial conversion features.  The intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock totals $950,000.  The conversion feature is only available if the Company defaults on the notes.  If the Company does not repay the notes at maturity, the beneficial conversion will be recorded to interest expense at that time.

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

(5)           Shareholders’ Equity

Common stock

In May 2008, the Company issued a total of 31,514 shares of the Company’s common stock in exchange for $2,025 in interest on three convertible notes payable September 2008, October 2008 and December 2008.  The shares were valued based on the fair value of the shares in the period interest was accrued.

In February 2008, the Company issued a total of 86,909 shares of the Company’s common stock in exchange for $4,275 in interest on four convertible notes payable May 2008, June 2008, September 2008 and October 2008.  The shares were valued based on the fair value of the shares in the period interest was accrued.

In January 2008, the Company issued 450,000 shares of the Company’s common stock at $.045 to two officers, five directors, an employee and a contractor as compensation for unpaid services.  The shares were valued based on their fair value when the share issuance was authorized.

In November 2007, the Company issued a total of 22,987 shares of the Company’s common stock in exchange for $2,813 in interest on two convertible notes payable May 2008 and April 2008.  The shares were valued based on the fair value of the shares in the period interest was accrued.

In September 2007, the Company issued a total of 18,695 shares of the Company’s common stock in exchange for $3,937 in interest on three convertible notes payable November 2007, April 2008 and June 2008.  The shares were valued based on the fair value of the shares in the period interest was accrued.

In August 2007, the Company issued 500,000 shares of the Company’s common stock to a noteholder at $.15, which was the fair value of the stock on the transaction date, in full payment for an outstanding $75,000 note payable on the completion of the Centric acquisition.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

On July 31, 2007, the Company issued 2,250,000 shares of the Company’s common stock to acquired 100% of the issued and outstanding shares of Centric.

Effective July 31, 2007, the Company filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of its authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding from 17,768,607 to 5,923,106.

In May 2007, the Company issued 16,508 shares of the Company’s common stock in exchange for $4,225 in interest on a convertible note payable November 11, 2007.  The shares were valued based on the fair value of the shares in the period interest was accrued.

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

In October 2006, the Company issued 13,687 shares of the Company’s common stock in exchange for $7,000 in interest on a convertible note payable November 11, 2006. The shares were valued based on the fair value of the shares in the period interest was accrued and are reflected in the accompanying financial statements as interest expense.

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

Capital contribution

During the year ended July 31, 2008, the president of Centric paid rent and other office expenses totaling $1,797 on behalf of the Company.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

On September 13, 2007, the Company extended the life of the options, originally granted June 22, 2007 to purchase 933,338 common shares of the Company, from a 5 year term to a 7 year term.  The options had a fair value of $.16 per share or $149,240.  No expense was recorded, as the revised fair value is less than the fair value originally recorded.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	268.16%
Weighted average expected life	7 years

On September 13, 2007, the Company extended the life of the options, originally granted April 17, 2007 to purchase 933,338 common shares of the Company, from a 5 year term to a 7 year term.  The options had a fair value of $.16 per share or $149,240.  No expense was recorded, as the revised fair value is less than the fair value originally recorded.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	268.16%
Weighted average expected life	7 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In May 2008, the Company granted options to various officers, directors, and employees to purchase an aggregate of 475,000 shares of the Company’s common stock at an exercise price of $.11 per share.  All 475,000 were fully vested on the grant date.  The options had a fair value of $.08 per share or $38,000.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	336.38%
Weighted average expected life	5 years

In June 2007, the Company granted options to various officers, directors, and employees to purchase an aggregate of 933,338 shares of the Company’s common stock at an exercise price of $.24 per share.  All 933,338 were fully vested on the grant date.  The options had a fair value of $.24 per share or $221,200.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	220.80%
Weighted average expected life	5 years

In April 2007, the Company granted options to various officers, directors, and employees to purchase an aggregate of 933,338 shares of the Company’s common stock at an exercise price of $.18 per share.  All 933,338 were fully vested on the grant date.  The options had a fair value of $.18 per share or $164,360.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	202.07%
Weighted average expected life	5 years

In June 2006, the Company granted ten of its officers, directors, and employees options to purchase an aggregate of 2,529,029 shares of the Company’s common stock at an exercise price of $.06 per share, in exchange for accrued compensation and expenses.  All 2,529,029 options were fully vested on the grant date.  The quoted market price of the stock was $.84 per share on the grant date.  The Company valued the options at $.84 per share, or $2,079,620.  This amount is reflected in the accompanying financial statements as stock based compensation.

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
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	Ranging from 139.92% to 140.00%
Weighted average expected life	5 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

On March 16, 2006, the Company granted options to an officer to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.53 per share. 33,333 options were fully vested on the grant date, an additional 33,333 options vest on March 16, 2007, and the remaining 33,334 options vest on March 16, 2008.  All of the options expire on March 16, 2011.  In February 2007, the Company accelerated the vesting date to November 30, 2006; the date the officer left employment, and recognized $137,000 as stock based compensation in the accompanying financial statements to reflect the vested portion during the year ended July 31, 2007.  The total compensation costs for the modified share options was measured on the date of modification and no incremental costs resulted from the modification.  Therefore compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services have been rendered.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

			March 1, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	July 31, 2008	July 31, 2008	July 31, 2008
Net loss, as reported	$(846,213)	$(1,226,319)	$(6,054,850)
Decrease due to:
Employee stock options	-	-	(29,453)
Pro forma net loss	$(846,213)	$(1,226,319)	$(6,084,303)

As reported:
Net loss per share - basic and diluted	$(0.10)	$(0.21)
Pro Forma:
Net loss per share - basic and diluted	$(0.10)	$(0.21)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through July 31, 2008	Fair Value Incurred Through July 31, 2008
4/30/2005	100,000	$11,160	100,000	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	30,000	7,222
	363,334	$45,460	363,334	$29,453

$4,650 of the stock options’ total fair value incurred through July 31, 2008 ($29,453) was recognized during the period from March 1, 2005 (Inception) through July 31, 2005.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Options granted to non-employees, accounted for under the fair value method

On September 13, 2007 the Company extended the life of the options, originally granted June 22, 2007 to purchase 133,334 common shares of the Company, from a 5 year term to a 7 year term. The options had a fair value of $.24 per share or $21,320. No expense was recorded as the revised fair value is less than the fair value originally recorded.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	268.16%
Weighted average expected life	7 years

On September 13, 2007 the Company extended the life of the options, originally granted April 17, 2007 to purchase 133,334 common shares of the Company, from a 5 year term to a 7 year term. The options had a fair value of $.24 per share or $21,320. No expense was recorded, as the revised fair value is less than the fair value originally recorded.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	268.16%
Weighted average expected life	7 years

In June 2007, the Company granted options to a consultant to purchase an aggregate of 133,334 shares of the Company’s common stock at an exercise price of $.24 per share.  All 133,334 were fully vested on the grant date.  The options had a fair value of $.24 per share or $31,600.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	220.80%
Weighted average expected life	5 years

In April 2007, the Company granted options to a consultant to purchase an aggregate of 133,334 shares of the Company’s common stock at an exercise price of $.18 per share.  All 133,334 were fully vested on the grant date.  The options had a fair value of $0.06 per share or $23,480.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2008:
				Weighted	Granted and	Weighted
				Average	Exercisable	Average
			Exercise	Exercise	Aggregate	Remaining
	Awards Outstanding		Price	Price	Intrinsic	Contractual
	Total	Exercisable	Per Share	Per Share	Value	Life
Outstanding at March 31, 2005 (Inception)	-	-	$-	$-	-	-
Granted	3,026,667	3,026,667	$0.75	$0.75	-	1.79 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	(20,000)	(20,000)	$-	$-	-	N/A
Outstanding at July 31, 2005	3,006,667	3,006,667	$0.75	$0.75	-	1.79 years

Granted	4,793,029	4,793,029	$0.06-$3.36	$0.35	256,863	2.69 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2006	7,799,696	7,799,696	$0.06-$3.36	$0.50	256,863	2.34 years

Granted	2,883,363	2,883,363	$0.18-$0.75	$0.35	-	5.09 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2007	10,683,059	10,683,059	$0.06-$3.36	$0.46	256,863	3.08 years

Granted	475,000	475,000	$0.11	$0.11	-	4.83 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	256,863	3.16 years

Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2008:
			Total
Description	Options	Warrants	Awards
Outstanding at March 31, 2005 (inception)	-	-	-
Granted	120,000	2,906,667	3,026,667
Exercised	-	-	-
Cancelled/Expired	(20,000)	-	(20,000)
Outstanding at July 31, 2005	100,000	2,906,667	3,006,667

Granted	3,416,362	1,376,667	4,793,029
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2006	3,516,362	4,283,334	7,799,696

Granted	2,133,333	750,030	2,883,363
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059

Granted	475,000	-	475,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	6,124,695	5,033,364	11,158,059

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

(6)           Notes payable

During the year ended July 31, 2008, the Company issued convertible promissory notes to unrelated third parties in exchange for a total of $93,000.  At July 31, 2008, the Company had notes payable as follows:
Notes payable at 9% interest payable quarterly,
maturing in July 2009. Convertible into common
stock at a rate of $.15 per share or 243,013 shares.	$36,452

Notes payable at 9% interest payable quarterly,
maturing in May 2009. Convertible into common
stock at a rate of $.15 per share or 666,667 shares.	100,000

Notes payable at 9% interest payable quarterly,
maturing in October 2008. Convertible into common
stock at a rate of $.15 per share or 203,920 shares.	30,588

Notes payable at 9% interest payable quarterly,
maturing in December 2008. Convertible into common
stock at a rate of $.06 per share or 924,433 shares.	55,466

Notes payable at 9% interest payable quarterly,
maturing in September 2008. Convertible into common
stock at a rate of $.15 per share or 100,000 shares.	15,000

Notes payable at 9% interest payable quarterly,
maturing in October 2008. Convertible into common
stock at a rate of $.15 per share or 14,467 shares.	2,170

Notes payable at 9% interest payable quarterly,
maturing in December 2008. Convertible into common
stock at a rate of $.04 per share or 65,350 shares.	2,614

Notes payable at 9% interest payable quarterly,
maturing in January 2009. Convertible into common
stock at a rate of $.04 per share or 187,500 shares.	7,500

Notes payable at 9% interest payable quarterly,
maturing in June 2009. Convertible into common
stock at a rate of $.05 per share or 800,000 shares.	40,000

Notes payable at 9% interest payable quarterly,
maturing in June 2009. Convertible into common
stock at a rate of $.05 per share or 520,000 shares.	26,000
$315,790

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Two notes, originally scheduled to mature in May 2008 and October 2008, were renegotiated to mature in May 2009 and July 2009 at the same terms as the original notes, except that the conversion rate was changed from $.60 to $.15. All other notes, which became due during Fiscal year 2008, were renegotiated to extend their maturity date into fiscal year 2009 with no other changes to the terms.

Interest expense for the year ended July 31, 2008 and 2007 and the period from March1, 2005 (inception) to July 31, 2008 totaled $22,358, $16,583 and $42,626, respectively.

The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity dates.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates, or 3,725,350 shares.

The convertible promissory notes carry imbedded beneficial conversion features.  The intrinsic value of the beneficial conversion features related to the note holders’ options for conversion into the Company’s common stock totals $413,000.  The conversion feature is only available if the Company defaults on the notes.  If the Company does not repay the notes during the next fiscal year, the beneficial conversion will be recorded to interest expense at that time.

(7)           Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	July 31,
	2008	2008
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.06%	3.06%
Net operating loss (NOL) for which
no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At July 31, 2008, deferred tax assets consisted of a net tax asset of $2,105,321, due to operating loss carryforwards of $6,054,850, which was fully allowed for, in the valuation allowance of $2,105,321.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended July 31, 2008 and 2007 totaled $313,607 and $454,422, respectively.  The net operating loss carryforward expires through the year 2028.

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

(8)           Acquisition of Centric Rx, Inc.

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

As Centric was acquired on July 31, 2007, the operations of Centric are included in the consolidated financial statement for year ended July 31, 2008.

(9)           Letters of Intent

NewMarket Technology, Inc.

In February 2008, the Company entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”). Pursuant to the letter of intent, NewMarket will acquire a 51% in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest will be protected from dilution for three years.  The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.  Withdrawal from the transaction by either party will subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

In April 2008, the Company received $50,000 from NMKT as partial payment of item (ii) in the letter of intent. Both parties are engaged in the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

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

In July 2006, the Company terminated the agreement set forth in the Letter of Intent and amendments to that letter.  Accordingly, the Company wrote-off the $100,000 deposit to “Loss on failed acquisition” and issued three year warrants to purchase 83,334 shares of the Company’s common stock exercisable at $.75.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(10)           Business Process Provider Agreement

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

(11)           Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a “virtual” office at a rate of $150 per month.  With the acquisition of Centric on July 31, 2007, the Company assumed an obligation to lease office space at a rate of $139 per month that has been paid by Centric’s president and accounted for as a capital contribution.  The Company is not obligated to pay Centric’s president back for any rent paid and contributed to the Company.  Rent expense for the years ended July 31, 2008 and 2007, and for the period from March 1, 2005 (inception) through July 31, 2008 totaled $3,470, $14,490 and $47,631, respectively.

(12)           Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At July 31, 2008, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(13)           Subsequent Events

On August 18, 2008, the Company granted 100,000 options to purchase common shares of the Company to a consultant at a price of $0.15 per share until August 18, 2013 in exchange for his efforts in identifying business opportunities.

On August 25, 2008, the Company received an additional $20,000 from NMKT in accordance with its obligation to deposit $100,000 pursuant to the letter of intent.

On September 5, 2008, the Company issued a total of 18,023 shares of the Company’s common stock in exchange for $2,469 in interest on five convertible notes payable September 2008, October 2008, and December 2008, January 2009 and May 2009.  The shares were valued based on the fair value of the shares in the period interest was accrued.

During the first quarter of fiscal year 2009, convertible notes totaling $139,351 have become due and payable.  Noteholders may exercise their option to convert the notes into shares of the Company’s common stock at various rates per share or 1,053,949 shares.  The beneficial conversion feature associated with the noteholders’ ability to convert their past-due notes into common shares equals $317,655 and will be recorded in the first quarter of fiscal year 2009.  The Company plans to extend the past-due notes by reissuing the notes with a new due date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2008.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

Our principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was effective during the fiscal year ended July 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report on internal control over financial reporting in this annual report.

Respectfully,
James P.R. Samuels, Chief Executive Officer
W. Earl Somerville, Chief Financial Officer

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	60	President, Chief Executive Officer and Director
W. Earl Somerville	68	Chief Financial Officer, Secretary and Treasurer
Donald A. Christensen	77	Director
Frank J. Deleo	51	Director
Robert T. Kane	64	Director
Edward J. Weisberg	51	Director
Gregory Kinney	45	Director
Philip Verges	43	Director

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

Philip Verges, Director.  Mr. Verges is the Chief Executive Officer and Chairman of NewMarket Technology, Inc., a technology company whose common stock is registered under the Securities Exchange of 1934 and quoted on the Over-the Counter Bulletin Board. Mr. Verges founded and managed VergeTech Inc. (�VTI�) in 1997. In June 2002, NMKT acquired all of the assets of VTI and Mr. Verges has been heading NMKT since that time. Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology. He graduated from the United States Military Academy in 1988. His studies at West Point centered on national security. Mr. Verges� early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems (�EDS�) employees from 1991 to 1995. Mr. Verges� first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation.

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

The board of directors will consider candidates for director positions that are recommended by any of our stockholders.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2008.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Reporting Person	Date Report Due	Date Report Filed
Christiansen, Donald A.	Form 4 due June 2, 2008	June 3, 2008
Christiansen, Donald A.	Form 4 due January 15, 2008	March 3, 2008
Christiansen, Donald A.	Form 5 due September 14, 2007	November 13, 2007
Deleo, Frank J.	Form 4 due June 2, 2008	June 3, 2008
Deleo, Frank J.	Form 4 due January 15, 2008	March 3, 2008
Deleo, Frank J.	Form 5 due September 14, 2007	November 13, 2007
Kane, Robert T.	Form 4 due June 2, 2008	June 3, 2008
Kane, Robert T.	Form 4 due January 15, 2008	March 3, 2008
Kane, Robert T.	Form 5 due September 14, 2007	November 13, 2007
Kinney, Gregory	Form 4 due June 2, 2008	June 3, 2008
Kinney, Gregory	Form 4 due January 15, 2008	March 3, 2008
Samuels, James P.R.	Form 4 due June 2, 2008	June 3, 2008
Samuels, James P.R.	Form 4 due January 15, 2008	March 3, 2008
Samuels, James P.R.	Form 5 due September 14, 2007	November 13, 2007
Somerville, W. Earl	Form 4 due June 2, 2008	June 3, 2008
Somerville, W. Earl	Form 4 due January 15, 2008	March 3, 2008
Somerville, W. Earl	Form 5 due September 14, 2007	November 13, 2007
Weisberg, Edward J.	Form 4 due June 2, 2008	June 3, 2008
Weisberg, Edward J.	Form 4 due January 15, 2008	March 3, 2008
Weisberg, Edward J.	Form 5 due September 14, 2007	November 13, 2007

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
James P.R. Samuels, President and CEO	2008	$215,000	-	-	$10,000	-	$225,000
	2007	$120,000	-	-	$55,080	-	$175,080
W. Earl Somerville, CFO	2008	$150,000	-	-	$10,000	-	$160,000
	2007	$90,000	-	-	$55,080	-	$145,080
_______________________
(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Outstanding Equity Awards at 2008 Fiscal Year-End Table.
(2)	Mr. Samuels became the Chief Executive Officer effective July 8, 2005.

Our Board of Directors has approved employment agreements for James P.R. Samuels and W. Earl Somerville with salaries of $215,000 and $150,000 per year, respectively.  During the years ended December 31, 2008 and 2007, Mr. Samuels received cash compensation of approximately $3,000.  All other salary disclosed in the above table for Mr. Samuels and Mr. Somerville has been accrued and remains unpaid.  As of December 31, 2008, we have accrued a liability of $551,687 for compensation expenses.

We have formed a Compensation Committee comprised of members of the Board of Directors.  The compensation committee reviewed and approved the employment agreements described above.  The current members of the Compensation Committee are Frank J. Deleo and Robert T. Kane.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2008.  The number of options granted and exercise prices have been retroactively restated to reflect the 3-to-1 reverse-stock-split of our common stock.

Outstanding Equity Awards at 2008 Fiscal Year-End Table
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
James P.R. Samuels	125,000 (1)	-	-	$0.11	5/29/2013
	133,334 (2)	-	-	$0.24	6/22/2014
	133,334 (3)	-	-	$0.18	4/17/2014
	591,667 (4)	-	-	$0.06	6/22/2011
	90,000 (4)	-	-	$0.15	7/14/2011
W. Earl Somerville	125,000 (1)	-	-	$0.11	5/29/2013
	133,334 (2)	-	-	$0.24	6/22/2014
	133,334 (3)	-	-	$0.18	4/17/2014
	33,333 (4)	-	-	$0.75	4/30/2010
	335,000 (4)	-	-	$0.06	6/22/2011
	67,000 (4)	-	-	$0.15	7/14/2011

___________________
(1)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 336.4%.
(2)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 220.8%.
(3)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 202.1%.
(4)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 140%.

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Donald A. Christensen	$1,000	$10,000 (1)	-	-	$11,000
Frank J. Deleo	$1,000	$2,000 (2)	-	-	$3,000
Robert T. Kane	$1,000	$2,000 (2)	-	-	$3,000
Edward J. Weisberg	$1,000	$2,000 (2)	-	-	$3,000
Gregory Kinney	$1,000	$2,000 (2)	-	-	$3,000
_____________________
(1)
On May 29, 2008, Donald Christensen received 125,000 options to purchase common stock with a valuation of $10,000.  These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 336.4%.

(2)
On May 29, 2008, these directors received 25,000 options to purchase common stock with a valuation of $2,000.  These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 336.4%.

Each of our non-employee directors receives $1,000 and reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  For scheduled conference call board meetings, each non-employee director received $500 per meeting.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2008.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our officers and directors, individually and as a group, and the holders of more than 5% of our common stock as of October 24, 2008.  As of October 24, 2008, there were 9,301,234 shares of our common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	2,447,657 (3)	21.8%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	1,358,175 (4)	13.1%
Dirk S. Nye 2119 Larimer St #2 Denver, Colorado 80205	1,203,095 (5)	11.7%
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	966,191 (6)	9.7%
Jim Crelia 8125 Riviera Beach Drive Las Vegas, Nevada 89128	858,543 (7)	9.2%
Art Boorujy 3801 East Florida Avenue, #400 Denver, Colorado 80210	863,334 (8)	8.5%
Gary Quinn CPA 230 North Park Blvd #102 Grapevine, Texas 76051	796,667 (9)	8.4%
Jack Herman 4326 61st Avenue Bradenton, Florida 34203	775,695 (10)	7.7%
Fred A. Merian 215 Sylvestor Place Highlands Ranch, Colorado 80129	728,668 (11)	7.3%
Howard Mayer 3200 Park Avenue 8F-1 Bridgeport, Connecticut 06604	653,335 (12)	6.8%
Dirk Van Keulen Heemraadslag 14 Gouda, Netherlands 2805DP	627,657(13)	6.6%
Canada Pharmacy Express Ltd. #3 Antelope Place, #101 Brandon, Manitoba R7B 2X8 Canada	500,000	5.4%
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	518,096 (14)	5.3%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	510,477 (15)	5.2%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	480,002 (16)	4.9%
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	75,000 (17)	0.8%
All officers and directors as a group (7 persons)	6,355,598 (18)	60.8%
_________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 9,301,234 shares of common stock outstanding as of October 24, 2008.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from October 24, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(3)
Includes 400,001 shares issuable upon the exercise of warrants, 1,073,335 shares issuable upon the exercise of vested stock options, and 452,654 shares issuable upon conversion of past-due convertible notes.

(4)	Includes 100,001 shares issuable upon exercise of warrants, 860,335 shares issuable upon exercise of vested stock options, and 116,171 shares issuable upon conversion of past-due convertible notes.
(5)
Includes 66,667 shares held by DSN Enterprises Ltd., 453,333 shares issuable upon exercise of warrants, 461,668 shares issuable upon exercise of vested stock options, and 38,094 shares issuable upon conversion of past-due convertible notes.

(6)	Includes 100,001 shares issuable upon exercise of warrants, 505,002 shares issuable upon exercise of vested stock options, and 76,188 shares issuable upon conversion of past-due convertible notes.
(7)	Includes 14,793 shares issuable upon conversion of past-due convertible notes.
(8)	Includes 666,667 shares issuable upon exercise of warrants and 196,667 shares issuable upon the exercise of vested stock options.
(9)	Includes 130,000 shares issuable upon exercise of vested stock options.
(10)	Includes 775,695 shares issuable upon exercise of vested stock options.
(11)	Includes 66,667 shares issuable upon exercise of warrants and 588,667 shares issuable upon the exercise of vested stock options.
(12)	Includes 326,668 shares issuable upon exercise of warrants.
(13)	Includes 272,667 shares issuable upon conversion of past-due convertible notes.
(14)	Includes 405,002 shares issuable upon exercise of vested stock options and 38,095 shares issuable upon conversion of past-due convertible notes.
(15)	Includes 405,002 shares issuable upon exercise of vested stock options and 30,475 shares issuable upon conversion of past-due convertible notes.
(16)	Includes 405,002 shares issuable upon exercise of vested stock options.
(17)	Includes 25,000 shares issuable upon exercise of vested stock options.
(18)	Includes 600,003 shares issuable upon exercise of warrants, 3,678,678 shares issuable upon exercise of vested stock options, and 713,582 shares issuable upon conversion of past-due convertible notes.

James P.R. Samuels may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

As of July 31, 2008, we had notes outstanding in the amount of $629,515 that were convertible into shares of our common stock upon default.  All of these notes are due within the next 12 months.  If we default on these notes, we may be required to issue a number of shares sufficient to effect a change of control.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2008:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	6,124,695	$0.45	-0-
Total	-0-	-0-	500,000

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

As of July 31, 2008, no Stock Rights had been granted under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Bridge Loans.  Our chief executive officer, chief financial officer, the president of our subsidiary, and three members of the board of directors hold notes totaling $313,725 at July 31, 2008.  The notes are all due within the next fiscal year.  The notes are also convertible into shares of our common stock at the option of the note holder upon default.  The principal and interest may be converted into the Company’s common stock at various rates per share.  Interest expense on these notes for the year ended July 31, 2008 was $24,823.  The following table lists the members of our management from whom and amounts that we borrowed during fiscal 2008:

Donald A. Christensen	$130,466
James P.R. Samuels	156,882
W. Earl Somerville	10,934
Robert T. Kane	5,588
Edward J. Weisberg	4,471
James Crelia	5,384
$313,725

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2007	$14,626	-0-	-0-	-0-
2008	$14,357	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
10.1	2005 Stock Plan (2)
10.2	TouchStar Software Corporation Reseller Agreement dated September 14, 2005 (2)
10.3	Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (4)
10.4	Letter Agreement with TouchStar Software Corporation dated April 17, 2006 (4)
10.5	Promissory Note to James P.R. Samuels dated April 30, 2006 (5)
10.6	Promissory Note to Dirk Nye dated April 30, 2006 (5)
10.7	Promissory Note to Dirk Van Keulen dated November 11, 2006 (5)
10.8	9% Convertible Promissory Note No. 2006-9 dated November 30, 2006 (6)
10.9	9% Convertible Promissory Note No. 2006-10 dated November 27, 2006 (6)
10.10	9% Convertible Promissory Note No. 2006-11 dated November 30, 2006 (6)
10.11	9% Convertible Promissory Note No. 2006-12 dated December 5, 2006 (6)
10.12	9% Convertible Promissory Note No. 2006-13 dated December 21, 2006 (6)
10.13	9% Convertible Promissory Note No. 2006-14 dated January 11, 2007 (6)
10.14	Reseller Agreement, excluding exhibits and attachments, between Innovation Software Limited and Worldwide Strategies Incorporated dated March 13, 2007 (9)
10.15	9% Convertible Promissory Note No. 2007-1 dated February 14, 2007 (8)
10.16	9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (8)
10.17	9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (8)
10.18	9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (8)
10.19	9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (8)
10.20	9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (8)
10.21	9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (8)
10.22	9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (8)
10.23	9% Convertible Promissory Note No. 2007-10 dated April 5, 2007 (8)
10.24	9% Convertible Promissory Note No. 2007-11 dated June 14, 2007 (9)
10.25	9% Convertible Promissory Note No. 2007-12 dated June 13, 2007 (9)
10.26	9% Convertible Promissory Note No. 2007-13 dated June 8, 2007 (9)
10.27	9% Convertible Promissory Note No. 2007-14 dated June 19, 2007 (9)
10.28	Escrow Agreement (3)
10.29	Lock-up and Voting Trust Agreement (3)
10.30	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.31	Employment Agreement with Jack West dated August 1, 2007 (3)
10.32	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.33	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.34	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)

Regulation S-B Number	Exhibit
10.35	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.36	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.37	9% Convertible Promissory Note No. 2007-16 dated August 23, 2007 (10)
10.38	9% Convertible Promissory Note No. 2007-17 dated August 23, 2007 (10)
10.39	9% Convertible Promissory Note No. 2007-18 dated August 30, 2007 (10)
10.40	9% Convertible Promissory Note No. 2007-19 dated September 14, 2007 (10)
10.41	9% Convertible Promissory Note No. 2007-20 dated September 24, 2007 (10)
10.42	9% Convertible Promissory Note No. 2007-21 dated October 12, 2007 (10)
10.43	Employment Agreement with James P.R. Samuels dated October 12, 2007 (10)
10.44	Employment Agreement with W. Earl Somerville dated October 12, 2007 (10)
10.45	9% Convertible Promissory Note No. 2007-22 dated October 26, 2007 (11)
10.46	9% Convertible Promissory Note No. 2007-23 dated November 16, 2007 (11)
10.47	9% Convertible Promissory Note No. 2007-24 dated December 4, 2007 (11)
10.48	9% Convertible Promissory Note No. 2007-25 dated December 4, 2007 (11)
10.49	9% Convertible Promissory Note No. 2007-26 dated December 4, 2007 (11)
10.50	9% Convertible Promissory Note No. 2007-27 dated December 23, 2007 (12)
10.51	9% Convertible Promissory Note No. 2008-1 dated January 11, 2008 (12)
10.52	9% Convertible Promissory Note No. 2008-2 dated January 22, 2008 (12)
10.53	9% Convertible Promissory Note No. 2008-3 dated May 11, 2008 (13)
10.54	9% Convertible Promissory Note No. 2008-4 dated June 6, 2008 (13)
10.55	9% Convertible Promissory Note No. 2008-5 dated June 12, 2008
10.56	9% Convertible Promissory Note No. 2008-6 dated June 24, 2008
10.57	9% Convertible Promissory Note No. 2008-7 dated June 30, 2008
10.58	9% Convertible Promissory Note No. 2008-8 dated July 30, 2008
21	List of Subsidiaries
31.1	Rule 113a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
_________________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 8, 2007, filed June 29, 2007.
(10)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on December 17, 2007.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on March 14, 2008.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on June 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: October 28, 2008	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P.R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2008
James P.R. Samuels

/s/ W. Earl Somerville	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2008
W. Earl Somerville

/s/ Donald A. Christensen	Director	October 29, 2008
Donald A. Christensen

Director
Frank J. Deleo

/s/ Robert T. Kane	Director	October 28, 2008
Robert T. Kane

/s/ Edward J. Weisberg	Director	October 28, 2008
Edward J. Weisberg

/s/ Gregory Kinney	Director	October 29, 2008
Gregory Kinney

/s/ Philip Verges	Director	October 28, 2008
Philip Verges