Form 10-Q
period 2008-10-31
WORLDWIDE STRATEGIES INC
filed 2008-12-18
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

Commission file number: 000-52362

Worldwide Strategies Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	41-0946897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 East Florida Avenue, Suite 400, Denver, Colorado	80210
(Address of principal executive offices)	(Zip Code)

(303) 991-5887
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 16, 2008 – 9,301,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2008

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheet

	October 31,	July 31,
	2008	2008
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$652	$7,308
Prepaid expenses	15,588	24,477

Total current assets	16,240	31,785

Office equipment, net of accumulated depreciation of $21,489 (Note 1)	1,134	2,530
Deposits	150	150

Total assets	$17,524	$34,465

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$59,934	$47,853
Accounts payable, related party (Note 2)	5,391	4,000
Accrued salaries (Note 3)	642,537	551,687
Accrued liabilities (Note 6)	11,743	8,852
Accrued liabilities, related party (Note 4)	2,197	2,149
Notes payable (Note 6)	317,551	315,790
Notes payable, related party (Note 4)	320,784	313,725

Total current liabilities	1,360,137	1,244,056

Shareholders’ deficit (Notes 5 and 9):
Common stock	9,302	9,284
Additional paid-in capital	4,858,487	4,835,975
Deficit accumulated during development stage	(6,210,402)	(6,054,850)

Total shareholders’ deficit	(1,342,613)	(1,209,591)

Total liabilities and shareholders’ deficit	$17,524	$34,465

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

			March 1, 2005
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2008	2007	2008

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	61,335	65,714	866,500
Stock based compensation (Note 5)	—	350	3,190,203
Professional and consulting fees	23,429	38,607	737,408
Travel	1,991	5,105	220,834
Contract labor	37,500	37,500	389,250
Insurance	12,475	12,546	201,953
Depreciation	1,395	14,282	139,144
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	3,199	4,849	188,147

Total operating expenses	141,324	178,953	6,114,455
Loss from operations	(141,324)	(178,953)	(6,110,505)

Other expense:
Interest expense	(14,228)	(10,609)	(99,897)

Loss before income taxes	(155,552)	(189,562)	(6,210,402)

Income tax provision (Note 7)	—	—	—

Net loss	$(155,552)	$(189,562)	$(6,210,402)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average
common shares outstanding	9,301,234	8,691,791

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2008	9,283,211	$9,284	$4,835,975	$(6,054,850)	$(1,209,591)

Common stock issued in exchange for
interest (Note 5)	18,023	18	2,452	—	2,470
Deposit on proposed acquisition (Note 8)	—	—	20,000	—	20,000
Expenses paid-capital contribution (Note 5)	—	—	60	—	60
Net loss	—	—	—	(155,552)	(155,552)

Balance at October 31, 2008	9,301,234	$9,302	$4,858,487	$(6,210,402)	$(1,342,613)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

				March 1, 2005
				(Inception)
	Three Months Ended			Through
	October 31,			October 31,
	2008		2007	2008
Cash flows from operating activities:
Net cash used in
Operating activities		$(26,656)	$(60,474)	$(1,967,410)

Cash flows from investing activities:
Cash acquired in Centric acquisition		—	—	6
Purchases of equipment		—	—	(23,612)
Deposit paid on Cascade acquisition		—	—	(100,000)
Net cash used in
Investing activities		—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of common stock		—	—	1,587,706
Deposit on proposed acquisition (Note 8)		20,000	—	70,000
Payments for offering costs		—	—	(150,339)
Proceeds from notes payable, related party		—	24,500	276,301
Proceeds from notes payable		—	17,000	308,000
Net cash provided by
Financing activities		20,000	41,500	2,091,668

Net change in cash		(6,656)	(18,974)	652

Cash, beginning of period		7,308	33,443	—

Cash, end of period		$652	$14,469	$652

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$—	$—	$—
Interest		$—	$—	$7,518
Non-cash investing/financing activities
Common stock issued to repay loan	$		$75,000	$75,000
Common stock issued to acquire Centric		$—	$—	$41,673
Offering costs exchanged for stock		$—	$—	$6,500

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(1)           Organization , Basis of Presentation, and Summary of Significant Accounting Policies

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

Development Stage

The Company and its subsidiaries are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2008, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $155,552, $189,562, and $6,210,402 for the periods ended October 31, 2008, October 31, 2007 and for the period from March 1, 2005 (inception) through October 31, 2008, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past quarter and, as of October 31, 2008, and has an accumulated deficit of $6,210,402.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the period ended October 31, 2008, the Company obtained an additional $20,000 as partial payment of item (ii) in the NMKT letter of intent.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at October 31, 2008.

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

	October 31,
	2008	2007
Office equipment	$10,600	$11,589
Software	12,023	128,690
	22,623	140,279
Accumulated depreciation	(21,489)	(27,296)
Property and equipment - net	$1,134	$112,983

The Company determined that software acquired, as part of the assets of Centric purchased July 31, 2007, has no future value.  The Company will not pursue the stand-alone pharmacy development, supported by the software, as originally contemplated in the Centric.  The useful life of this asset originally expected to end October 31, 2009 was revised to end July 31, 2008. This asset and a fully depreciated computer, no longer in service were abandoned

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

during the first quarter ended October 31, 2008 and removed from the Company’s records. As the carrying amount of the assets was $0 no impairment loss was recognized.

Depreciation expense for the quarters ended October 31, 2008, October 31, 2007, and for the period from March 1, 2005 (inception) through October 31, 2008 totaled $1,395, $14,282, and $139,144, respectively.

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

Offering Costs

The Company defers offering costs, such as legal, commissions and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful the costs are charged to operations at that time.

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

Stock-based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, the Company recorded $0, $350, and $3,190,203 as stock-based compensation on the stock options granted during the quarters ended October 31, 2008, October 31, 2007 and for the period from March 1, 2005 (inception) through October 31, 2008.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2008, after recognition of the one for three reverse stock split, there were 6,124,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

(2)           Accounts payable related parties

At October 31, 2008, the Company was indebted to two officers and a director for expenses incurred on behalf of the Company totaling $5,391.

(3)           Accrued compensation

The Company has not compensated the Chief Executive Officer or the Chief Financial Officer for services rendered during the 2007 and 2008 fiscal years and the first quarter of the 2009 fiscal year.  The unpaid compensation has been accrued and charged to expense for these periods.  Accrued compensation totals $642,537 at October 31, 2008.  The accrued salaries will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(4)           Related party transactions

Convertible notes payable

Outstanding notes, including accrued interest which was capitalized, total $320,784 at October 31, 2008.  Accrued interest totals $2,197 at October 31, 2008.  Interest expense for the three months ended October 31, 2008 and 2007, and for the period from March 1, 2005 (inception) to October 31, 2008 was $7,107, $5,518 and $50,152, respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity date.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates, or 2,934,913 shares.  At October 31, 2008, the Company is in default on all outstanding notes and the option to convert is available.

Subsequent to October 31, 2008 the Company made an offer to the note-holders allowing them to convert their outstanding notes to convertible preferred shares (see Note 9) the Company’s offer was accepted by all notes-holders.

(5)           Shareholders’ Deficit

Common stock

In September 2008, the Company issued a total of 18,023 shares of the Company’s common stock in exchange for $2,470 in interest on five convertible notes payable.  The shares were valued based on the fair value of the shares in the month interest was accrued.

Capital contribution

During the quarter ended October 31, 2008, the president of Centric paid office expenses totaling $60 on behalf of the Company.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2008 through October 31, 2008:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	3.16 years
Granted	—	—	—	—	N/A
Exercised	—	—	—	—	N/A
Cancelled/Expired	—	—	—	—	N/A
Outstanding at October 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	3.02 years

Common stock awards consisted of the following options and warrants during the period from July 31, 2007 through October 31, 2008:
Description	Options	Warrants	Total Awards
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at October 31, 2008	6,124,695	5,033,364	11,158,059

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

(6)           Notes payable

Outstanding notes, including accrued interest which was capitalized, total $317,551 at October 31, 2008.  Accrued interest totals $11,743 at October 31, 2008.  Interest expense for the three months ended October 31, 2008 and 2007, and for the period from March 1, 2005 (inception) to October 31, 2008 was $7,121, $5,091 and $49,745, respectively.  The notes are also convertible into shares of the Company’s common stock at the option of the note holder after the maturity dates.  Any unpaid principal and interest may be converted into the Company’s common stock at various rates, or 4,129,898 shares. At October 31, 2008, the Company is in default on all outstanding notes and the option to convert is available.

Subsequent to October 31, 2008, the Company made an offer to the note holders to exchange their outstanding notes for convertible preferred stock.  All of the note holders have indicated that they will accept the exchange of their outstanding notes for convertible preferred stock (see Note 9).

(7)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

(8)           Letters of Intent

NewMarket Technology, Inc.

In February 2008, the Company entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”). Pursuant to the letter of intent, NMKT will acquire a 51% in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest will be protected from dilution for three years.  The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.  Withdrawal from the transaction by either party will subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

In August 2008 and April 2008, the Company received $20,000 and $50,000, respectively, from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in negotiating a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(9)           Subsequent Events

Preferred Stock and Debt Conversion

Effective December 15, 2008, the Company has established a series of 5,000,000 shares of preferred stock to be known as “Series A Convertible Preferred Stock” (“Series A”).  The shares of Series A have a par value of $.001 per share.  Shares of Series A may be redeemed, for $0.50 per share, at the Company’s option.  Each share of Series A may be converted into 6.25 shares of common stock, at the option of the holder.

Shares of Series A will participate in dividends paid, in cash or other property, to holders of outstanding common stock.  In the event the Company declares and pays a dividend to common stockholders, five percent (5%) of the value of such dividend shall be paid to the holders of outstanding Series A shares.  After payment of the 5% preference, each outstanding Series A share will participate in the distribution of the remaining 95% of the dividend with the holders of common stock, as if each outstanding Series A share were one share of common stock.  Any dividend payable to holders of Series A shares will have the same record and payment date and terms as the dividend payable on the common stock.

Holders Series A shares shall be entitled to vote together with the holders of the common stock as a single class, upon all matters submitted to holders of common stock for a vote.  Shares of Series A will vote that number of votes equal to the number of shares of common stock issuable upon conversion of one share of Series A, as adjusted from time-to-time.  Whenever holders of Series A are required or permitted to take any action by separate class or series, such action may be taken without a meeting by written consent, setting forth the action so taken and signed by the holders of the outstanding Series A shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

On December 8, 2008, the Company made an offer of shares Series A preferred stock at $0.50 per share to its holders of convertible notes.  The offer was of exchange was made for the amount owing on indebtedness as of October 31, 2008.  This offer was extended to include accrued salaries at October 31, 2008 and debt associated with working capital provided in November 2008.

The Company’s offer has been accepted by all debt holders.  As of the date of this report, the exchange of debt for Series A has not been finalized.  When the exchange is finalized, the Company’s debt will be converted into 2,605,624 Series A shares.  These Series A shares may be converted into 16,285,150 shares of the Company’s common stock.  These Series A shares will also have voting rights equal to 16,285,150 shares of the Company’s common stock.  Upon completion of the exchange of debt for Series A shares, the Company will experience a change of control.

Cash Advances

During November 2008, the Company received cash from three individuals in the amount of $8,000 to be used as working capital.

Letter of intent

During November 2008, the Company received $5,000 from NMKT as partial payment of the $100,000 payment require by the letter of intent.

Item 2.            Management’s Discussion and Analysis or Plan of Operation

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the periods ended July 31, 2008 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Plan of Operation

On February 14, 2008, we entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  It is proposed that NMKT will acquire a 51% interest in our Company in exchange for (i) the assumption of all of our outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest would be protected from dilution for three years.  If we are able to complete the transaction with NMKT, a change of control will occur and a new plan of operation will be pursued by the new officers and directors of our Company.  To date, we have received $75,000 from NMKT as part of the $100,000 non-refundable deposit NMKT agreed to pay in the letter of intent.  We are not obligated to return any portion of the $75,000 we have received, even if we do not complete the transaction with NMKT.

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

Effective December 15, 2008, we have designated 5,000,000 shares of our authorized preferred stock as “Series A Convertible Preferred Stock” (“Series A”).  We have offered all of our convertible note holders and various other debt holders an exchange of Series A shares for the outstanding debts and any accrued interest at $0.50 per Series A share.  All of our debt holders have indicated that they will exchange their debt for the Series A shares.  Among other things, each Series A share can be converted into 6.25 common shares and has the right to a vote equal to 6.25 common shares on all matters to be voted upon by common stockholders.  We anticipate that we will issue 2,605,624 Series A shares in exchange for the release of approximately $1,302,812 of outstanding debt and accrued liabilities.  The completion of this exchange will effect a change of control of our Company.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2008, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2008, there were 6,124,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Three Months Ended October 31, 2008 and 2007.  Salaries, benefits and payroll taxes totaled $61,335 for the three-month period ended October 31, 2008, a decrease of $4,379 from prior year total of $65,714.  The decrease for the three-month period was primarily caused by a reduction in staff.

Stock-based compensation totaled $0 for the three-month period ended October 31, 2008, a decrease of $350 over the same period in the prior year.  The Company has no unvested stock options outstanding.

Professional and consulting fees totaled $23,429 for the three-month period ended October 31, 2008, as compared to $38,607 during the prior year.  The lower cost for the three-month period is due primarily to a reduction in legal costs.

Travel expenses totaled $1,991 during the three-month period ended October 31, 2008, as compared to $5,105 for the prior year.

Contract labor expenses totaled $37,500 during the three-month period ended October 31, 2008, an amount equal to the total of $37,500 for the same period in the prior year.  The compensation of the chief executive and financial officers has been accrued.  Our officers have been offered Series A Convertible Preferred Stock at $0.50 per share in exchange for the balance of the accrued salaries owed to them.

Insurance expenses totaled $12,475 during the three-month period ended October 31, 2008, as compared to the prior year total of $12,546.

Depreciation of $1,395 was recorded during the three-month period ended October 31, 2008, a decrease of $12,887 for the similar period in the prior year.  Software acquired in July 2008 was fully depreciated during the prior fiscal year resulting in decreased depreciation for the current year.

Other general and administrative expenses totaled $3,199 during the three-month period ended October 31, 2008, a decrease of $1,650 over the prior year.  The decrease is primarily attributable to a decrease in telephone expenses.

We recorded $14,228 in interest expense for the three-month period ended October 31, 2008, as compared to $10,609 in the three-month period ended October 31, 2007.  We have loan agreements outstanding this fiscal year that were not in existence last year.  The interest rate for these loans was 9%.

March 1, 2005 (inception) to October 31, 2008.  For the period from March 1, 2005 (inception) to October 31, 2008, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,210,402.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,190,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the three months ended October 31, 2008, net cash of $20,000 provided by financing activities offset the $26,656 used in operating activities resulting in a $6,656 decrease in cash.  We have a working capital deficit of $1,343,897 at October 31, 2008, primarily as a result of our outstanding notes being classified as current liabilities due to their maturity dates falling within one year of the balance sheet date.

As discussed above, we have had minimal revenues and have accumulated a net loss of $6,210,402 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

If we complete our planned exchange of debt for Series A Convertible Preferred Stock, there will be a change in control.  We have offered all of our convertible note holders and various other debt holders an exchange of Series A Convertible Preferred Stock (“Series A”) for the outstanding debts and any accrued interest at $0.50 per Series A share.  All of our debt holders have indicated that they will exchange their debt for the Series A shares.  If this transaction is completed, the holders of Series A shares will have 16,285,150 common share votes which is voting control of the Company.  Together, our chief executive officer and chief financial officer will exercise voting control over the Company.  We do not anticipate that the holders of Series A will appoint new management.  The ownership interests of existing shareholders will be significantly diluted.

If we do not complete the change of control transaction with NMKT, we must obtain financing to continue operations.  If we do not complete the transaction with NMKT, we must engage in debt and/or equity financing in order to continue operations.  We do not know the terms on which any financing might be available or if such financing is available on any terms.  Such terms may be detrimental to the interests of our existing shareholders.  The value of an investment in our common stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  In addition to the 5,000,000 shares of Series A Convertible Preferred Stock that has been authorized, other preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of such other preferred stock could be more advantageous to those investors than to the holders of common stock.  In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms given to our current investors.  Shares of common stock that we sell could be sold into the market, which could adversely affect market price.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than two years.  From March 1, 2005 (inception) through October 31, 2008, we generated revenues of only $34,518 and accumulated a net loss of $6,210,402.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of October 31, 2008, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.            Controls and Procedures

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

During our last fiscal quarter, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.  OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

Not required of smaller reporting companies.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (15)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (16)
10.1	2005 Stock Plan (2)
10.2	Promissory Notes to James P.R. Samuels dated February 9, 2006 and April 3, 2006 (4)
10.3	Promissory Note to James P.R. Samuels dated April 30, 2006 (5)
10.4	Promissory Note to Dirk Nye dated April 30, 2006 (5)
10.5	Promissory Note to Dirk Van Keulen dated November 11, 2006 (5)
10.6	9% Convertible Promissory Note No. 2006-9 dated November 30, 2006 (6)
10.7	9% Convertible Promissory Note No. 2006-10 dated November 27, 2006 (6)
10.8	9% Convertible Promissory Note No. 2006-11 dated November 30, 2006 (6)
10.9	9% Convertible Promissory Note No. 2006-12 dated December 5, 2006 (6)
10.10	9% Convertible Promissory Note No. 2006-13 dated December 21, 2006 (6)
10.11	9% Convertible Promissory Note No. 2006-14 dated January 11, 2007 (6)
10.12	9% Convertible Promissory Note No. 2007-1 dated February 14, 2007 (8)
10.13	9% Convertible Promissory Note No. 2007-3 dated April 5, 2007 (8)
10.14	9% Convertible Promissory Note No. 2007-4 dated April 5, 2007 (8)
10.15	9% Convertible Promissory Note No. 2007-5 dated April 5, 2007 (8)
10.16	9% Convertible Promissory Note No. 2007-6 dated April 5, 2007 (8)
10.17	9% Convertible Promissory Note No. 2007-7 dated April 5, 2007 (8)
10.18	9% Convertible Promissory Note No. 2007-8 dated April 5, 2007 (8)
10.19	9% Convertible Promissory Note No. 2007-9 dated April 5, 2007 (8)
10.20	9% Convertible Promissory Note No. 2007-10 dated April 5, 2007 (8)
10.21	9% Convertible Promissory Note No. 2007-11 dated June 14, 2007 (9)
10.22	9% Convertible Promissory Note No. 2007-12 dated June 13, 2007 (9)
10.23	9% Convertible Promissory Note No. 2007-13 dated June 8, 2007 (9)
10.24	9% Convertible Promissory Note No. 2007-14 dated June 19, 2007 (9)
10.25	Escrow Agreement (3)
10.26	Lock-up and Voting Trust Agreement (3)
10.27	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.28	Employment Agreement with Jack West dated August 1, 2007 (3)
10.29	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.30	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)

Regulation S-B Number	Exhibit
10.31	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.32	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.33	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.34	9% Convertible Promissory Note No. 2007-16 dated August 23, 2007 (10)
10.35	9% Convertible Promissory Note No. 2007-17 dated August 23, 2007 (10)
10.36	9% Convertible Promissory Note No. 2007-18 dated August 30, 2007 (10)
10.37	9% Convertible Promissory Note No. 2007-19 dated September 14, 2007 (10)
10.38	9% Convertible Promissory Note No. 2007-20 dated September 24, 2007 (10)
10.39	9% Convertible Promissory Note No. 2007-21 dated October 12, 2007 (10)
10.40	Employment Agreement with James P.R. Samuels dated October 12, 2007 (10)
10.41	Employment Agreement with W. Earl Somerville dated October 12, 2007 (10)
10.42	9% Convertible Promissory Note No. 2007-22 dated October 26, 2007 (11)
10.43	9% Convertible Promissory Note No. 2007-23 dated November 16, 2007 (11)
10.44	9% Convertible Promissory Note No. 2007-24 dated December 4, 2007 (11)
10.45	9% Convertible Promissory Note No. 2007-25 dated December 4, 2007 (11)
10.46	9% Convertible Promissory Note No. 2007-26 dated December 4, 2007 (11)
10.47	9% Convertible Promissory Note No. 2007-27 dated December 23, 2007 (12)
10.48	9% Convertible Promissory Note No. 2008-1 dated January 11, 2008 (12)
10.49	9% Convertible Promissory Note No. 2008-2 dated January 22, 2008 (12)
10.50	9% Convertible Promissory Note No. 2008-3 dated May 11, 2008 (13)
10.51	9% Convertible Promissory Note No. 2008-4 dated June 6, 2008 (13)
10.52	9% Convertible Promissory Note No. 2008-5 dated June 12, 2008 (14)
10.53	9% Convertible Promissory Note No. 2008-6 dated June 24, 2008 (14)
10.54	9% Convertible Promissory Note No. 2008-7 dated June 30, 2008 (14)
10.55	9% Convertible Promissory Note No. 2008-8 dated July 30, 2008 (14)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
_____________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2, File No. 333-129398, on April 25, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 333-129398, on October 26, 2006.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated November 27, 2006, filed March 7, 2007.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated March 13, 2007, filed March 15, 2007.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated February 14, 2007, filed June 7, 2007.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 8, 2007, filed June 29, 2007.
(10)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on December 17, 2007.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on March 14, 2008.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-QSB, File No. 000-52362, on June 11, 2008.

(14)	Filed as an exhibit to the Annual Report on Form 10-K, File No. 000-52362, on October 29, 2008.
(15)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(16)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: December 18, 2008	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2008	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)