Form 10-Q
period 2009-01-31
WORLDWIDE STRATEGIES INC
filed 2009-04-10
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 8, 2009 – 9,926,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2009

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheet

	January 31,	July 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash	$213	$7,308
Prepaid expenses	8,640	24,477
Total current assets	8,853	31,785

Office equipment, net of accumulated depreciation of $21,643 and $140,279 (Note 1)	980	2,530
Deposits	150	150
Total assets	$9,983	$34,465

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$65,073	$47,852
Accounts payable, related party	3,400	4,000
Accrued salaries (Note 2)	—	551,687
Accrued liabilities (Note 4)	—	8,852
Accrued liabilities, related party (Note 3)	—	2,149
Notes payable (Note 4)	—	315,790
Notes payable, related party (Note 3)	—	313,725
Total current liabilities	68,473	1,244,055

Shareholders’ deficit (Note 5):
Preferred stock	1,320	—
Common stock	9,927	9,284
Additional paid-in capital	6,195,437	4,835,975
Deficit accumulated during development stage	(6,265,174)	(6,054,849)
Total shareholders’ deficit	(58,490)	(1,209,590)
Total liabilities and shareholders' deficit	$9,983	$34,465

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Six Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009
Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568
	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	61,335	131,516	—	65,802	866,500
Stock-based compensation (Note 5)	30,750	20,600	30,750	20,250	3,220,953
Professional and consulting fees	36,819	51,512	13,390	12,905	750,798
Travel	2,471	7,773	480	2,668	221,314
Contract labor	37,500	75,000	—	37,500	389,250
Insurance	19,693	24,492	7,218	11,946	209,171
Depreciation	1,550	28,564	155	14,282	139,299
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	5,979	7,672	2,779	2,823	190,926
Total operating expenses	196,097	347,129	54,772	168,176	6,169,227
Loss from operations	(196,097)	(347,129)	(54,772)	(168,176)	(6,165,277)

Other expense:
Interest expense	(14,228)	(22,185)	—	(11,576)	(99,897)
Loss before income taxes	(210,325)	(369,314)	(54,772)	(179,752)	(6,265,174)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(210,325)	$(369,314)	$(54,772)	$(179,752)	$(6,265,174)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	9,390,520	8,716,503	9,613,734	8,778,285

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2008	—	$—	9,283,211	$9,284	$4,835,975	$(6,054,849)	$(1,209,590)

Common stock issued in exchange for interest (Note 5)	—	—	18,023	18	2,451	—	2,469
Deposit on proposed acquisition (Note 7)	—	—	—	—	25,000	—	25,000
Expenses paid-capital contribution (Note 5)	—	—	—	—	395	—	395
Common stock issued in exchange for unpaid effort (Note 5)	—	—	625,000	625	18,125	—	18,750
Stock options vesting in period (Note 5)	—	—	—	—	12,000	—	12,000
Preferred stock issued in exchange for convertible promissory notes (Note 5)	1,304,552	1,304	—	—	650,970	—	652,274
Preferred stock issued for cash	16,000	16	—	—	7,984	—	8,000
Accrued salaries forgiven (Note 2)	—	—	—	—	642,537	—	642,537
Net loss	—	—	—	—	—	(210,325)	(210,325)

Balance at January 31, 2009	1,320,552	$1,320	9,926,234	$9,927	$6,195,437	$(6,265,174)	$(58,490)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	Six Months Ended		Through
	January 31,		January 31,
	2009	2008	2009

Net cash used in operating activities	$(40,095)	$(113,797)	$(1,980,849)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)

Net cash used in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock (Note 5)	8,000	—	8,000
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 7)	25,000	—	75,000
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	54,998	276,301
Proceeds from notes payable	—	29,916	308,000

Net cash provided by financing activities	33,000	84,914	2,104,668

Net change in cash	(7,095)	(28,883)	213

Cash, beginning of period	7,308	33,443	—

Cash, end of period	$213	$4,560	$213

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes (Note 5)	$652,275	$—	$652,275
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2009, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2008, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $210,325, $54,772, and $6,265,174 for the six- and three-month periods ended January 31, 2009 and for the period from March 1, 2005 (inception) through January 31, 2009, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital.  During the quarter ended January 31, 2009, the Company obtained an additional $25,000 as partial payment of the deposit due under the February 2008 NewMarket Technology, Inc. (“NMKT”) letter of intent and $8,000 in payment for preferred stock.  During the quarter, the Company also restructured its debts, eliminating a majority of the Company’s liabilities.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS No. 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition.  SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts.  Except for some disclosures, SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 163 will not have an impact on the Company’s results of operations or financial position.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements.  The effective date of SFAS No. 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The adoption of SFAS No. 162 will not have an impact on the Company’s results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 will not have an impact on the Company’s results of operations or financial position.

(2)           Accrued compensation

The Company did not compensate its Chief Executive Officer (“CEO) or Chief Financial Officer (“CFO”) for services rendered during the 2007 fiscal year, the 2008 fiscal year or the first quarter of 2009 fiscal year.  The unpaid compensation was accrued and charged to expense for these periods.  Effective January 31, 2009, accrued compensation totaling $642,537 at October 31, 2008, was forgiven and the debt was taken off the Company records.  No salary was accrued for the quarter ended January 31, 2009.

(3)           Related party transactions

Convertible notes payable

Outstanding notes, including accrued interest which was capitalized, totaling $322,981 were converted into preferred stock during the period ended January 31, 2009.  Interest expense for the related party notes payable for the six and three months ended January 31, 2009, the six and three months ended January 31, 2008, and for the period from March 1, 2005 (inception) to January 31, 2009 was $7,107, $0, $11,716, $6,197 and $50,152, respectively.

(4)           Notes payable

Outstanding notes, including accrued interest which was capitalized, totaling $329,294 were converted into preferred stock during the period ended January 31, 2009.  Interest expense for these notes payable for the six and three months ended January 31, 2009, the six and three months ended January 31, 2008, and for the period from March 1, 2005 (inception) to January 31, 2009 was $7,121, $0, $10,469, $5,379 and $49,745, respectively.

(5)           Shareholders’ Deficit

Preferred stock

The Company is authorized to issue 25,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors may divide and issue the preferred shares in series.  Each Series, when issued, shall be designated to distinguish them from the shares of all other series.  The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Effective December 15, 2008, the Company established a series of 5,000,000 shares of preferred stock to be known as “Series A Convertible Preferred Stock” (“Series A”).  The shares of Series A have a par value of $0.001 per share.  Shares of Series A may be redeemed, for $0.50 per share, at the Company’s option.  Each share of Series A may be converted into 6.25 shares of common stock, at the option of the holder.

Effective January 31, 2009, the Company issued 1,304,552 preferred shares at $0.50 in full settlement of notes payable and accrued interest in the amount of $652,274.  An additional 16,000 shares were issued for $8,000 in cash.

Common stock

In December 2008, the Company issued a total of 625,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by one employee, two officers, five directors and four consultants.  The shares were valued at $0.03 per share based on the fair value of the shares in the month they were issued.  This amount ($18,750) is reflected in the accompanying financial statements as stock based compensation.

In September 2008, the Company issued a total of 18,023 shares of the Company’s common stock in exchange for $2,470 in interest on five convertible notes payable.  The shares were valued based on the fair value of the shares in the month interest was accrued.

Capital contribution

During the six months ended January 31, 2009, the CEO and the president of Centric paid office expenses totaling $335 and $60, respectively, on behalf of the Company.

Stock Options and Warrants

In December 2008, the Company granted two officers, five directors, one employee and four consultants options to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $0.015 per share, in exchange for unpaid services expenses.  All 600,000 options were fully vested on the grant date.  The quoted market price of the stock was $0.02 per share on the grant date.  The Company valued the options at $0.02 per share, or $12,000.  The intrinsic value of these options was $3,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	367.96%
Weighted average expected life	5 years

Following is a schedule of changes in common stock options and warrants from July 31, 2008 through January 31, 2009:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	3.16years
Granted	600,000	600,000	$0.015	$0.015	5 years
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at January 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	2.98 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following changes occurred in outstanding options and warrants during the period from July 31, 2008 through January 31, 2009:
	Options	Warrants	Awards
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059
Granted	600,000	—	600,000
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at January 31, 2009	6,724,695	5,033,364	11,758,059

(6)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

(7)           Letters of Intent

NewMarket Technology, Inc.

In February 2008, the Company entered into a letter of intent with NMKT.  Pursuant to the letter of intent, NMKT will acquire a 51% in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest will be protected from dilution for three years.  The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.  Withdrawal from the transaction by either party will subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

In the six month period ending January 31, 2009 and during the prior fiscal year, the Company received $25,000 and $50,000, respectively, from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

(8)           Subsequent Events

In March 2009, the Company entered into a second letter of intent with NMKT.  Pursuant to the second letter of intent, the Company will acquire a majority interest in NMKT’s Latin America subsidiary in exchange for the Company’s preferred non-convertible shares sufficient to ensure a majority interest position of the Company will be owned by NMKT.  The transaction is subject to the execution of a mutually satisfactory definitive stock exchange agreement and the completion of due diligence.  The parties have agreed that the prior letter of intent entered in February 2008 will be replaced by the new letter of intent.

In April 2009, the Company issued three promissory notes with a face value of $28,440 in exchange for an equivalent amount of cash.  One of the notes was issued to the CEO for $10,000.  All three notes carry interest at 9% and are due June 30, 2009.  The money raised through issuance of these notes has been and will be used for working capital purposes.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2008 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

WBSI was incorporated on March 1, 2005 to provide Business Process Outsourcing (“BPO”) services.  WBSI intended to focus initially on providing call center services, with the option to expand to providing other outsourced services.  WBSI has not successfully implemented its business plan and is now dormant.

WBSI incorporated a subsidiary, Worldwide Business Solutions Limited, in the United Kingdom under the Companies Acts 1985 and 1989, on May 31, 2005.  This U.K. subsidiary was formed for the purpose of supporting sales and marketing efforts in English-speaking countries.  While the subsidiary a temporary office and bank accounts, it never had and does not have any employees.  We intended to utilize this subsidiary in connection with WBSI’s business; however, this subsidiary is now dormant.

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric Rx, Inc., a Nevada corporation (“Centric”) in exchange for 2,250,000 post-reverse-split shares of our common stock.  We filed Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007.  Centric is now our wholly-owned subsidiary.  Centric intended to operate as a health services and pharmacy solution provider; however, Centric has not successfully implemented its business plan and is now dormant.

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

On March 25, 2009, we entered into a second letter of intent with NMKT that clarifies the intended transaction and replaces the first letter of intent.  This letter identifies NewMarket Latin America, Inc. (“NLAI”), an entity that is majority owned by NMKT, as a target for acquisition.  The letter indicates that we will exchange a majority interest in our Company for the majority interest of NLAI owned by NMKT.  We hope to conclude the acquisition of NLAI as soon as possible.

In April 2009, we entered into negotiations to obtain services from a consulting and investment-banking firm.  We will receive advisory services on capital structure and fund raising, mergers and acquisitions, stock market requirements and capital developments.

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

Recent Financing Activity

During the quarter ended January 31, 2009, we restructured our debts to drastically reduce our outstanding liabilities.  Effective December 15, 2008, we designated 5,000,000 shares of our authorized preferred stock as “Series A Convertible Preferred Stock” (“Series A”).  Among other things, each Series A share can be converted into 6.25 common shares and has the right to a vote equal to 6.25 common shares on all matters to be voted upon by common stockholders.

As part of our restructuring effort, in December 2008, we offered all of our convertible note holders and various other debt holders an exchange of Series A shares for outstanding debts and any accrued interest held by them at $0.50 per Series A share.  Effective January 31, 2009, we converted $652,275 of debt into Series A shares at $0.50 per share.  We issued 1,304,552 Series A shares in exchange for the release of the debt.  We also sold 16,000 Series A shares to three individuals in December 2009, generating $8,000 to fund ongoing operations.

Effective January 31, 2009, our CEO and CFO forgave $642,537 of accrued and unpaid salaries.  We stopped accruing CEO and CFO salaries as of October 31, 2008, and the CEO and CFO have agreed to forego any salary until we complete an acquisition of an operating business or begin generating revenue.  The result of our restructuring effort was to reduce our total liabilities from $1,244,056 at July 31, 2008 to $68,473 as of January 31, 2009.

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

Development Stage.  We are in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2009, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2009, there were 6,724,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Six and Three Months Ended January 31, 2009 and 2008.  Salaries, benefits and payroll taxes totaled $61,335 and $0 for the six- and three-month periods ended January 31, 2009, a decrease of $70,181 and $65,802 from prior year totals of $131,516 and $65,802 for the respective periods.  During our second fiscal quarter, we did not accrue any salaries for our CEO and CFO since they have agreed not to take any salary until we acquire an operating business or otherwise generate sales revenue.

Stock-based compensation totaled $30,750 and 30,750 for the six- and three-month periods ended January 31, 2009, an increase of $10,150 and $10,500 over the same periods in the prior year.  The current year’s charge represents stock-based compensation expense for shares issued in payment for services of officers, employees and contractors.

Professional and consulting fees totaled $36,819 and $13,390 for the six- and three-month periods ended January 31, 2009, as compared to $51,512 and $12,905 during the prior year.  We have made efforts to reduce our spending on professionals and consultants in light of our scarce funds.

Travel expenses totaled $2,471 and $480 during the six- and three-month periods ended January 31, 2009, as compared to the totals of $7,773 and $2,668 for the respective periods in the prior year.  The decrease is due to a reduction in staff and a significant reduction in international travel.

Contract labor expenses totaled $37,500 and $0 during the six- and three-month periods ended January 31, 2009, decreases of $37,500 and $37,500 when compared to the totals of $75,000 and $37,500 for the same periods in the prior year.  The decrease is due to the decision of our CEO and CFO to forego compensation.

Insurance expenses totaled $19,693 and $7,218 during the six- and three-month periods ended January 31, 2009, as compared to the prior year totals $24,492 and $11,946 for the respective periods.  The decrease was caused by a further decrease in employee health benefits.

Depreciation of $1,550 and $155 was recorded during the six- and three-month periods ended January 31, 2008, a decrease of $27,014 and $14,127 for the similar periods in the prior year.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $5,979 and $2,779 during the six- and three-month periods ended January 31, 2009, decreases of $1,693 and $44 over similar periods in the prior year.

We recorded $14,228 and $0 in interest expense for the six- and three-month periods ended January 31, 2009, as compared to $22,185 and $11,576 in the six- and three-month periods ended January 31, 2008.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  We accrued interest during the first fiscal quarter but did not do so during the second fiscal quarter of this fiscal year.  In the prior year, we had loan agreements outstanding accruing interest at 9% per annum.

Our net loss was $210,325 and $54,772 for six- and three-month periods ended January 31, 2009, decreases of $158,989 and $124,980 over similar periods in the prior year.  $98,835 of our net loss for the six months ended January 31, 2009 related to salaries, benefits and payroll taxes and contract labor that we accrued as a liability.  As of January 31, 2009, that $98,835 payroll liability has been forgiven.  $30,750 of our net loss for the six- and three-month periods ended January 31, 2009 is due to a non-cash expense associated with issuances of stock-based compensation.  If we remove the effects of the forgiven payroll liabilities and the non-cash charges for stock-based compensation from our statement of operations, our net loss for six- and three-month periods ended January 31, 2009 was $80,740 and $24,022, respectively.

March 1, 2005 (inception) to January 31, 2009.  For the period from March 1, 2005 (inception) to January 31, 2009, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,265,174.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,220,953.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the six months ended January 31, 2009, net cash of $33,000 provided by financing activities offset the $40,095 used in operating activities resulting in a $7,095 decrease in cash.  We obtained $25,000 from NMKT and $8,000 through the sale of our preferred stock.  We have a working capital deficit of $59,620 at January 31, 2009, as compared to $1,212,271 at July 31, 2008.  Our working capital deficit has decreased substantially since the beginning of our fiscal year.  As discussed under “Recent Financing Activities,” we restructured much of our debt into preferred stock and had much of our debt forgiven by our CEO and CFO.  We believe our reduced liabilities will improve our negotiating position with potential merger or reverse acquisition candidates.  In particular, with our improved balance sheet, we believe that we have a better chance of completing the acquisition of NLAI.

As discussed above, we have had minimal revenues and have accumulated a deficit of $6,265,174 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Factors That May Affect Our Results of Operations

RISK FACTORS RELATED TO OUR BUSINESS AND MARKETPLACE

If we complete our planned transaction with NewMarket Techology, Inc., there will be a change in control.  We have entered into two letters of intent with NMKT whereby it is proposed that NMKT will obtain a 51% interest in our Company in exchange for a majority share of NLAI.  If this transaction is completed, NMKT will have voting control of the Company and will likely put in new management.  The ownership interests of existing shareholders will be diluted as well.

We are dependent on a few insiders to loan us money and keep us afloat.  We have not had sufficient capital to support our ongoing administrative expenses.  We depend on loans from insiders to pay our bills.  There can be no assurance that these insiders will continue to loan our Company money so that we can continue to maintain our status as an OTC Bulletin Board quoted company.  Furthermore, if we do not raise sufficient capital or complete our planned acquisition of an operating entity, we may be forced to seek protection from our creditors in bankruptcy or receivership proceedings.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than two years.  From March 1, 2005 (inception) through January 31, 2009, we generated revenues of only $34,518 and accumulated a net loss of $6,265,174.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of January 31, 2009, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

We have significant numbers of convertible securities outstanding, which, if converted, will result in substantial dilution.  We have preferred stock, stock options, and warrants outstanding which can all be converted or exercised into common stock.  Our outstanding Series A shares can be converted, without additional consideration, into 8,253,450 shares of common stock.  The outstanding Series A shares already have the right to vote 8,253,450 common share equivalent votes on any matter placed before the common shareholders for a vote.  We have 6,724,695 stock options and 5,033,364 warrants outstanding, with varying exercise prices.  The exercise of the options and warrants into common stock will result in substantial dilution to existing stockholders.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.         Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that all required information is presented in our quarterly report.  However, we did not file our quarterly report within the time periods specified by the SEC’s rules.  The delay in our filing was due to a lack funds to pay the accounting and legal staff required to review and file our quarterly report.  While we believe our disclosure controls and procedures were effective, we have concluded that we have weakness in our disclosure controls and procedures related to inadequate funding.

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

Part II.   OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Not required of smaller reporting companies.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2009, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
December 2008	13 employees and consultants	625,000 shares of common stock	Services rendered
December 2008	3 accredited investors	16,000 shares of Series A Convertible Preferred Stock	$8,000
January 2009	10 employees and consultants	1,304,552 shares of Series A Convertible Preferred Stock	Forgiveness of $652,275 of outstanding debt

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

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Escrow Agreement (3)
10.3	Lock-up and Voting Trust Agreement (3)
10.4	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.5	Employment Agreement with Jack West dated August 1, 2007 (3)
10.6	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.7	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.8	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.9	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.10	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.11	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
10.12	Employment Agreement with W. Earl Somerville dated October 12, 2007 (6)
10.13	Promissory Note to Linda Nye
10.14	Promissory Note to James P.R. Samuels
10.15	Promissory Note to Glenwood Capital Partners
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
______________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.

(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: April 9, 2009	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2009	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)