Form 10-Q
period 2009-04-30
WORLDWIDE STRATEGIES INC
filed 2009-06-10
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 9, 2009 – 12,226,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2009

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	April 30,	July 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash	$182	$7,308
Prepaid expenses	8,910	24,477
Total current assets	9,092	31,785

Office equipment, net of accumulated depreciation of $21,798 and $140,279 (Note 1)	825	2,530
Deposits	150	150
Total assets	$10,067	$34,465

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$49,078	$47,852
Accounts payable, related party	3,400	4,000
Accrued salaries (Note 2)	—	551,687
Accrued liabilities (Note 5)	119	8,852
Accrued liabilities, related party (Note 3)	8,464	2,149
Notes payable (Note 4)	18,440	315,790
Notes payable, related party (Note 3)	10,000	313,725
Total current liabilities	89,501	1,244,055

Shareholders’ deficit (Note 5):
Preferred stock	1,320	—
Common stock	12,227	9,284
Additional paid-in capital	6,354,137	4,835,975
Deficit accumulated during development stage	(6,447,118)	(6,054,849)
Total shareholders’ deficit	(79,434)	(1,209,590)
Total liabilities and shareholders' deficit	$10,067	$34,465

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009
Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568
	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	61,335	215,873	—	84,357	866,500
Stock-based compensation (Note 5)	184,750	20,600	154,000	—	3,374,953
Professional and consulting fees	49,424	83,046	12,605	31,534	763,403
Travel	5,833	15,633	3,362	7,860	224,676
Contract labor	37,500	112,500	—	37,500	389,250
Insurance	26,822	36,313	7,129	11,821	216,300
Depreciation	1,705	42,846	155	14,282	139,454
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	9,093	11,743	3,114	4,071	194,040
Total operating expenses	376,462	538,554	180,365	191,425	6,349,592
Loss from operations	(376,462)	(538,554)	(180,365)	(191,425)	(6,345,642)

Other expense:
Interest expense	(15,807)	(34,158)	(1,579)	(11,973)	(101,476)
Loss before income taxes	(392,269)	(572,712)	(181,944)	(203,398)	(6,447,118)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(392,269)	$(572,712)	$(181,944)	$(203,398)	$(6,447,118)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	9,662,901	8,811,041	11,076,234	9,251,687

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2008	—	$—	9,283,211	$9,284	$4,835,975	$(6,054,849)	$(1,209,590)

Common stock issued in exchange for interest (Note 5)	—	—	18,023	18	2,451	—	2,469
Deposit on proposed acquisition (Note 7)	—	—	—	—	25,000	—	25,000
Expenses paid-capital contribution (Note 5)	—	—	—	—	395	—	395
Common stock issued in exchange for unpaid effort (Note 5)	—	—	2,925,000	2,925	176,825	—	179,750
Stock options vesting in period (Note 5)	—	—	—	—	12,000	—	12,000
Preferred stock issued in exchange for convertible promissory notes (Note 5)	1,304,552	1,304	—	—	650,970	—	652,274
Preferred stock issued for cash	16,000	16	—	—	7,984	—	8,000
Accrued salaries forgiven (Note 2)	—	—	—	—	642,537	—	642,537
Net loss	—	—	—	—	—	(392,269)	(392,269)

Balance at April 30, 2009	1,320,552	$1,320	12,226,234	$12,227	$6,354,137	$(6,447,118)	$(79,434)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	Nine Months Ended		Through
	April 30,		April 30,
	2009	2008	2009

Net cash used in operating activities	$(68,566)	$(86,667)	$(2,009,320)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)

Net cash used in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock (Note 5)	8,000	—	8,000
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 7)	25,000	50,000	75,000
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	10,000	—	286,301
Proceeds from notes payable	18,440	6,000	326,440

Net cash provided by financing activities	61,440	56,000	2,133,108

Net change in cash	(7,126)	(30,667)	182

Cash, beginning of period	7,308	33,443	—

Cash, end of period	$182	$2,776	$182

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes (Note 5)	$652,274	$—	$652,274
Common stock issued to repay loan	$—	$75,000	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2009, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $392,269, $181,944, and $6,447,118 for the nine- and three-month periods ended April 30, 2009 and for the period from March 1, 2005 (inception) through April 30, 2009, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital.  During the nine-month period ended April 30, 2009, the Company obtained an additional $25,000 as partial payment of the deposit due under the February 2008 NewMarket Technology, Inc. (“NMKT”) letter of intent and $8,000 in payment for preferred stock.  During this period, the Company also restructured its debts, eliminating a majority of the Company’s liabilities.

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

(2)           Accrued compensation

The Company did not compensate its Chief Executive Officer (“CEO) or Chief Financial Officer (“CFO”) for services rendered during the 2007 fiscal year, the 2008 fiscal year or the first quarter of 2009 fiscal year.  The unpaid compensation was accrued and charged to expense for these periods.  Effective January 31, 2009, accrued compensation totaling $642,537 at October 31, 2008, was forgiven and the debt was taken off the Company records.  No salary was accrued for the period ended April 30, 2009.

(3)           Related party transactions

Accrued charges

During the quarter ended April 30, 2009 various liabilities of the Company in the amount of $8,464 were paid personally by the CEO.  These amounts will be repaid when the Company has sufficient working capital.

Notes payable

Outstanding notes payable to related parties, including accrued interest which was capitalized, totaling $322,981 were converted into preferred stock during the period ended April 30, 2009.  During April 2009, a note in the amount of $10,000 was issued to the CEO in exchange for cash used for working capital.

Interest expense for the related party notes payable was $7,167, $60, $18,111, $6,396 and $50,212 for the nine and three months ended April 30, 2009, the nine and three months ended April 30, 2008, and for the period from March 1, 2005 (inception) to April 30, 2009, respectively.

(4)           Notes payable

Outstanding notes, including accrued interest which was capitalized, totaling $329,294 were converted into preferred stock during the period ended April 30, 2009.  During April 2009, two notes were issued in the combined amount of $18,440 in exchange for cash which was used for working capital.

Interest expense for nonrelated party notes payable was $8,640, $1,519, $16,047, $5,577 and $51,264 for the nine and three months ended April 30, 2009, the nine and three months ended April 30, 2008, and for the period from March 1, 2005 (inception) to April 30, 2009, respectively.

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

Holders Series A shares shall be entitled to vote together with the holders of the common stock as a single class, upon all matters submitted to holders of common stock for a vote. Shares of Series A will vote that number of votes equal to the number of shares of common stock issuable upon conversion of one share of Series A, as adjusted from time-to time.

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

In April 2009, the Company issued a total of 2,200,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by the CEO and the CFO.  The shares were valued at $0.07 per share based on the fair value of the shares when they were issued.  This amount ($154,000) is reflected in the accompanying financial statements as stock based compensation.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In April 2009, the Company issued 100,000 shares of the Company’s common stock as a payment to a creditor for extending credit to the Company in April 2009.  The shares were valued at $0.07 per share based on the fair value of the shares when they were issued.  This amount ($7,000) will be charged to interest expense over the term of the associated note payable.

Capital contribution

During the nine months ended April 30, 2009, the CEO and the president of Centric paid office expenses totaling $335 and $60, respectively, on behalf of the Company.

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
Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	367.96%
Weighted average expected life	5 years

Following is a schedule of changes in common stock options and warrants from July 31, 2008 through April 30, 2009:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-3.36	$0.45	2.52 years
Granted	600,000	600,000	$0.015	$0.015	4.62 years
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at April 30, 2009	11,758,059	11,758,059	$0.015-3.36	$0.42	2.63 years

The following changes occurred in outstanding options and warrants during the period from July 31, 2008 through April 30, 2009:
	Options	Warrants	Awards
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059
Granted	600,000	—	600,000
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at April 30, 2009	6,724,695	5,033,364	11,758,059

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(7)           Letters of Intent

NewMarket Technology, Inc.

In February 2008, the Company entered into a letter of intent with NMKT.  Pursuant to the letter of intent, NewMarket will acquire a majority interest in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest will be protected from dilution for three years.  The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.  Withdrawal from the transaction by either party will subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

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

During the period ending April 30, 2009 and during the prior fiscal year, the Company received $25,000 and $50,000, respectively, from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in the negotiation of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

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

Plan of Operation

On February 14, 2008, we entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  It is proposed that NMKT will acquire a majority interest in our Company in exchange for (i) the assumption of all of our outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest would be protected from dilution for three years.  If we are able to complete the transaction with NMKT, a change of control will occur and a new plan of operation will be pursued by the new officers and directors of our Company.  To date, we have received $75,000 from NMKT as part of the $100,000 non-refundable deposit NMKT agreed to pay in the letter of intent.

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

Recent Financing Activity

In April 2009, we raised $28,440 through the issuance of three notes payable.  We utilized these funds to reduce outstanding accounts payable.  Our CEO also advanced us $8,464 for the payment of various liabilities.

During the nine months ended April 30, 2009, we restructured our debts to drastically reduce our outstanding liabilities.  Effective December 15, 2008, we designated 5,000,000 shares of our authorized preferred stock as “Series A Convertible Preferred Stock” (“Series A”).  Among other things, each Series A share can be converted into 6.25 common shares and has the right to a vote equal to 6.25 common shares on all matters to be voted upon by common stockholders.

As part of our restructuring effort, in December 2008, we offered all of our convertible note holders and various other debt holders an exchange of Series A shares for outstanding debts and any accrued interest held by them at $0.50 per Series A share.  Effective January 31, 2009, we converted $652,274 of debt into Series A shares at $0.50 per share.  We issued 1,304,552 Series A shares in exchange for the release of the debt.  We also sold 16,000 Series A shares to three individuals in December 2009, generating $8,000 to fund ongoing operations.

Effective January 31, 2009, our CEO and CFO forgave $642,537 of accrued and unpaid salaries.  We stopped accruing CEO and CFO salaries as of October 31, 2008, and the CEO and CFO have agreed to forego any salary until we complete an acquisition of an operating business or begin generating revenue.  The result of our restructuring effort was to reduce our total liabilities from $1,244,055 at July 31, 2008 to $89,501 as of April 30, 2009.

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

Development Stage.  We are in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2009, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2009, there were 6,724,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Nine and Three Months Ended April 30, 2009 and 2008.  Salaries, benefits and payroll taxes totaled $61,335 and $0 for the nine- and three-month periods ended April 30, 2009, a decrease of $154,538 and $84,357 from the prior year totals of $215,873 and $84,357 for the respective periods.  During our third fiscal quarter, we did not accrue any salaries for our CEO and CFO since they have agreed not to take any salary until we acquire an operating business or otherwise generate sales revenue.

Stock-based compensation totaled $184,750 and $154,000 for the nine- and three-month periods ended April 30, 2009, an increase of $164,150 and $154,000 over the same periods in the prior year.  The current year’s charge represents stock-based compensation expense for shares issued in payment for services of officers, employees and contractors.

Professional and consulting fees totaled $49,424 and $12,605 for the nine- and three-month periods ended April 30, 2009, as compared to $83,046 and $31,534 during the prior year.  We have made efforts to reduce our spending on professionals and consultants in light of our scarce funds.

Travel expenses totaled $5,833 and $3,362 during the nine- and three-month periods ended April 30, 2009, as compared to the totals of $15,633 and $7,860 for the respective periods in the prior year.  The decrease is due to a reduction in staff and a significant reduction in international travel.

Contract labor expenses totaled $37,500 and $0 during the nine- and three-month periods ended April 30, 2009, decreases of $75,000 and $37,500 when compared to the totals of $112,500 and $37,500 for the same periods in the prior year.  The decrease is due to the decision of our CEO and CFO to forego compensation.

Insurance expenses totaled $26,822 and $7,129 during the nine- and three-month periods ended April 30, 2009, as compared to the prior year totals of $36,313 and $11,821 for the respective periods.  The decrease was caused by a further decrease in employee health benefits.

Depreciation of $1,705 and $155 was recorded during the nine- and three-month periods ended April 30, 2009, a decrease of $41,141 and $14,127 for the similar periods in the prior year.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $9,093 and $3,114 during the nine- and three-month periods ended April 30, 2009, decreases of $2,650 and $957 over similar periods in the prior year.

We recorded $15,807 and $1,579 in interest expense for the nine- and three-month periods ended April 30, 2009, as compared to $34,158 and $11,973 in the nine- and three-month periods ended April 30, 2008.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  We accrued interest during the first fiscal quarter but did not do so during the second fiscal quarter of this fiscal year.

In the third fiscal quarter, we issued three new promissory notes for $28,440.  We issued 100,000 shares of our common stock, with a fair value of $7,000, as an inducement to a nonrelated-party creditor to loan us money.  The cost of the issued shares is being recorded to interest expense over the life of the notes payable.  All of our outstanding loan agreements accrue interest at 9% per annum.

Our net loss was $392,269 and $181,944 for nine- and three-month periods ended April 30, 2009, decreases of $180,443 and $21,454 over similar periods in the prior year.  $98,835 of our net loss for the nine months ended April 30, 2009 related to salaries, benefits and payroll taxes and contract labor that we accrued as a liability.  As of April 30, 2009, that $98,835 payroll liability has been forgiven.  $184,750 and $154,000 of our net loss for the nine- and three-month periods ended April 30, 2009, respectively, is due to a non-cash expense associated with issuances of stock-based compensation.  If we remove the effects of the forgiven payroll liabilities and the non-cash charges for stock-based compensation from our statement of operations, our net loss for nine- and three-month periods ended April 30, 2009 was $108,684 and $27,944, respectively.

March 1, 2005 (inception) to April 30, 2009.  For the period from March 1, 2005 (inception) to April 30, 2009, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,447,118.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,374,953.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the nine months ended April 30, 2009, net cash of $61,440 provided by financing activities offset the $68,566 used in operating activities resulting in a $7,126 decrease in cash.  We obtained $25,000 from NMKT, $8,000 through the sale of our preferred stock, and $28,440 through the issuance of debt.  We have a working capital deficit of $80,409 at April 30, 2009, as compared to $1,212,270 at July 31, 2008.  Our working capital deficit has decreased substantially since the beginning of our fiscal year.  As discussed under “Recent Financing Activities,” we restructured much of our debt into preferred stock and had much of our debt forgiven by our CEO and CFO.  We believe our reduced liabilities will improve our negotiating position with potential merger or reverse acquisition candidates.  In particular, with our improved balance sheet, we believe that we have a better chance of completing the acquisition of NLAI.

As discussed above, we have had minimal revenues and have accumulated a deficit of $6,447,118 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

If we complete our planned transaction with NewMarket Techology, Inc., there will be a change in control.  We have entered into two letters of intent with NMKT whereby it is proposed that NMKT will obtain a majority interest in our Company in exchange for a majority share of NLAI.  If this transaction is completed, NMKT will have voting control of the Company and will likely put in new management.  The ownership interests of existing shareholders will be diluted as well.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than four years.  From March 1, 2005 (inception) through April 30, 2009, we generated revenues of only $34,518 and accumulated a net loss of $6,447,118.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of April 30, 2009, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

Part II.   OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Not required of smaller reporting companies.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2009, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
April 2009	3 accredited investors	$28,440 of notes payable	$28,440
April 2009	2 employees	2,200,000 shares of Common Stock	Services
April 2009	1 accredited investor	100,000 shares of Common Stock	Entry into loan agreement

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 and Regulation S as to all of the transactions, as the investors were (i) either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors or (ii) the securities were issued in “offshore transactions.”  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Escrow Agreement (3)
10.3	Lock-up and Voting Trust Agreement (3)
10.4	Employment Agreement with Jim Crelia dated August 1, 2007 (3)
10.5	Employment Agreement with Jack West dated August 1, 2007 (3)
10.6	Employment Agreement with Peter Longbons dated August 1, 2007 (3)
10.7	Assignment of Intellectual Property and Indemnification Agreement with Jeff Crelia dated July 31, 2007 (3)
10.8	Assignment of Intellectual Property and Indemnification Agreement with Gregory Kinney dated July 31, 2007 (3)
10.9	Assignment of Intellectual Property and Indemnification Agreement with Rick Brugger dated July 31, 2007 (3)
10.10	Assignment of Intellectual Property and Indemnification Agreement with Todd Hicks dated July 31, 2007 (3)
10.11	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
10.12	Employment Agreement with W. Earl Somerville dated October 12, 2007 (6)
10.13	Promissory Note to Linda S. Nye (7)
10.14	Promissory Note to James P.R. Samuels (7)
10.15	Promissory Note to Glenwood Capital Partners (7)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
______________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.

(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated January 31, 2009, filed April 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: June 9, 2009	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2009	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)