Form 10-K
period 2009-07-31
WORLDWIDE STRATEGIES INC
filed 2009-10-23
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐ (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $628,949 on January 31, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 12,451,234 on October 19, 2009

FORWARD-LOOKING STATEMENTS

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
JULY 31, 2009

PART I

ITEM 1.BUSINESS

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

Employees

As of July 31, 2009, we employed a total of 2 persons, both of which were full-time.  None of our employees is covered by a collective bargaining agreement.

ITEM 1A.RISK FACTORS

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

We have limited operating history and profitability and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2009, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2009, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal offices are located at 3801 East Florida Avenue, Suite 400, Denver, Colorado.  We lease these offices pursuant to a month-to-month lease.  The base rent on the lease is $150 per month.

Our legal address for our U.K. subsidiary is that of the accountant and financial firm Wilkins Kennedy, 77-79 High Street, Egham, Surrey TW20 9HY, UK.

ITEM 3.LEGAL PROCEEDINGS

There are no legal proceedings pending against us.  To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held during the fiscal year ended July 31, 2009.

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

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2007	$0.16	$0.07
January 31, 2008	$0.08	$0.02
April 30, 2008	$0.39	$0.04
July 31, 2009	$0.26	$0.08
October 31, 2008	$0.25	$0.10
January 31, 2009	$0.10	$0.02
April 30, 2009	$0.09	$0.02
July 31, 2009	$0.08	$0.04

On October 16, 2008, the last sale price for the common stock on the OTCBB was $0.30.

Holders and Dividends

As of October 19, 2009, there were 416 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2009, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
July 2009	1 officer and 2 accredited investors	58,092 shares of Series A Convertible Preferred Stock, convertible without consideration into 363,075 common shares.	Conversion of $29,046 of debt, including principal and accrued interest

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

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric in exchange for 2,250,000 shares of our common stock.  As a result of the acquisition, Centric became our wholly-owned subsidiary and the results of its operations have been included in our consolidated financial statements since the date of acquisition.

We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.

Results of Operations

During the years ended July 31, 2009 and 2008, we had no revenue.

Salaries, benefits and payroll taxes totaled $88,210 and $289,200 for the years ended July 31, 2009 and 2008, respectively.

We incurred non-cash stock-based compensation expense of $184,750 and $58,600 during the years ended July 31, 2009 and 2008, respectively, as a result of issuing stock options to our employees, directors and consultants.

Professional and consulting fees were $60,750 and $93,186 for the years ended July 31, 2009 and 2008, respectively.

Travel expenses totaled $9,572 and $17,835 for the years ended July 31, 2009 and 2008, respectively.  Contract labor was $56,250 and $150,000 for the years ended July 31, 2009 and 2008, respectively.

Insurance expenses totaled $30,683 and $48,774 for the years ended July 31, 2009 and 2008, respectively.

For the years ended July 31, 2009 and 2008, we incurred general and administrative expenses of $10,548 and $16,702, respectively.

Interest expense was $21,834 and $47,181 for the years ended July 31, 2009 and 2008, respectively.

March 1, 2005 to July 31, 2009.  For the period from March 1, 2005 to July 31, 2009, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $6,519,306 for the period.

Liquidity and Capital Resources

Since our inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $2,133,108 offset the $2,009,329 used in operating activities and $123,606 used in investing activities.

We had deficiency in working capital of $123,395 at July 31, 2009, primarily as a result of accrued salaries and outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.

During the year ended July 31, 2009, we sold 16,000 shares of preferred stock for $8,000.  We also received $25,000 from NMKT pursuant to its $100,000 deposit obligation under the letter of intent.

During the year ended July 31, 2009, we issued a convertible promissory note to our President/CEO in the total amount of $10,000.  During the year, the note was converted into 20,420 shares of preferred stock, including $210 of accrued interest.  We also issued convertible promissory notes to unrelated third parties in the total amount of $18,440.  The note, and accrued interest, was converted into 37,672 shares of preferred stock during the year.

In an effort to conserve cash during the year ended July 31, 2009, we retired more than $600,000 in notes and interest payable using shares of our preferred stock.  See “Note (4) Related Party Transactions” and “Note (5) Shareholders’ Equity” of the Notes to the Consolidated Financial Statements for more detail.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2009, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $6,519,306.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations beyond July 31, 2009.

Contractual Obligations

We lease office space on a month-to-month basis at a rate of $150 per month.  We have no other contractual commitments.

Plan of Operations

As of the date hereof, our only plan is to be acquired by NMKT.  We have entered into a letter of intent with NMKT.  As of July 31, 2009, NMKT has paid us $75,000 of its $100,000 deposit obligation pursuant to the letter of intent.  The deposit was accounted for as a capital contribution because we are not obligated to pay back the deposit.  If we fail to complete the transaction with NMKT, we may attempt to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Bulletin Board has value.  We cannot assure you that we will be successful in this effort.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2009, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Stock-based Compensation.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of our stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, we recorded $184,750, $58,600, and $3,374,953 as stock-based compensation on the stock options granted during the years ended July 31, 2009, July 31, 2008 and for the period from March 1, 2005 (inception) through July 31, 2009.

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share includes the impact of issuing 1,378,643 shares of Series A Convertible Preferred Stock and excludes the impact of other contingently exercisable common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2009, there were 6,724,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)

Hamilton PC

2223 S. Olive St.
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Worldwide Strategies Incorporated

We have audited the accompanying balance sheet of Worldwide Strategies Incorporated., as of July 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated. as of July 31, 2009, and the results of its operations and its cash flows for the year in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Worldwide Strategies Incorporated will continue as a going concern. As discussed in Note 1 to the financial statements, Worldwide Strategies Incorporated suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
October 21, 2009

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2009

Assets
Current Assets:
Cash	$173
Prepaid expenses	1,337

Total current assets	1,510

Property and equipment, net of accumulated depreciation of $21,953 (Note 1)	670
Deposits	150

Total assets	$2,330

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$57,889
Accounts payable, related party (Note 2)	3,769
Accrued compensation (Note 3)	45,625
Accrued liabilities, related party (Note 4)	17,622

Total current liabilities	124,905

Shareholders’ deficit (Notes 4 and 5):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,378,643 shares issued and outstanding	1,379
Common stock, $.001 par value; 33,333,333 shares authorized,
12,226,234 shares issued and outstanding	12,227
Additional paid-in capital	6,383,125
Deficit accumulated during development stage	(6,519,306)

Total shareholders’ deficit	(122,575)

Total current liabilities and shareholders’ deficit	$2,330

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			March 1, 2005
	For the Year Ended		(Inception)
	July 31,		Through
	2009	2008	July 31, 2009

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	88,210	289,200	893,375
Stock based compensation (Note 5)	184,750	58,600	3,374,953
Professional and consulting fees	60,750	93,186	774,729
Travel	9,572	17,835	228,415
Contract labor	56,250	150,000	408,000
Insurance	30,683	48,774	220,161
Depreciation	1,859	124,735	139,608
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	10,548	16,702	195,495

Total operating expenses	442,622	799,032	6,415,752
Loss from operations	(442,622)	(799,032)	(6,411,802)

Other expense:
Interest expense	(21,834)	(47,181)	(107,504)

Loss before income taxes	(464,456)	(846,213)	(6,519,306)

Income tax provision (Note 7)	—	—	—

Net loss	$(464,456)	$(846,213)	$(6,519,306)

Basic and diluted loss per share	$(0.036)	$(0.10)

Basic and diluted weighted average
common shares outstanding	12,999,433	8,889,772

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—

March 1, 2005, sale of common stock to founders’	—	—	1,733,402	1,733	3,467	—	5,200
April through June 2005, sale of common stock in private offering at $.75 per share, net of $65,089 of offering costs	—	—	840,033	840	564,071	—	559,911
July 2005, stock issued in recapitalization with Barnett Energy Corp. (Note 1)	—	—	778,539	779	(828)	—	(49)
July 8, 2005, following recapitalization	—	—	3,351,974	3,352	566,710	—	565,062

July 2005, sale of common stock in private offering at $.75 per share, net of $25,000 of offering costs			333,347	333	224,667	—	225,000
Net loss, March 1, 2005 (Inception) through July 31, 2005			—	—	—	(323,298)	(323,298)
Balance at July 31, 2005	—	—	3,685,321	3,685	791,377	(323,298)	466,764

August 2005, collection of common stock subscriptions	—	—	—	—	—	—	5,000
August 2005, sale of common stock in private offering at $.75 per share, net of $49,500 of offering costs	—	—	660,026	660	444,840	—	445,500
July 2006, sale of common stock in private offering at $.15 per share, net of $9,500 of offering costs	—	—	633,359	634	84,866	—	85,500
Stock options issued in exchange for accrued compensation and expenses	—	—	—	—	2,498,113	—	2,498,113
Stock warrants issued in exchange for the Cascade Letter of Intent termination	—	—	—	—	49,500	—	49,500
Net loss for the year ended July 31, 2006	—	—	—	—	—	(3,659,020)	(3,659,020)
Balance at July 31, 2006	—	—	4,978,706	4,979	3,868,696	(3,982,318)	(108,643)

August 2006, sale of common stock in private offering at $.15 per share, net of $10,750 of offering costs	—	—	750,030	750	100,999	—	101,749
Common stock issued in exchange for commission and interest	—	—	73,531	74	17,651	—	17,725
Common stock issued in exchange for consulting fees	—	—	120,839	121	27,879	—	28,000
Stock options vesting in period	—	—	—	—	583,990	—	583,990
Common stock issued in exchange for all the outstanding stock of Centric Rx Inc (Note 8)	—	—	2,250,000	2,250	39,423	—	41,673
Net loss for the year ended July 31, 2007	—	—	—	—	—	(1,226,319)	(1,226,319)
Balance at July 31, 2007	—	—	8,173,106	8,174	4,638,638	(5,208,637)	(561,825)

August 2007, common stock issued at $.15 to pay promissory note	—	—	500,000	500	74,500	—	75,000
Common stock issued in exchange for interest	—	—	160,105	160	12,890	—	13,050
Common stock issued in exchange for compensation for services	—	—	450,000	450	19,800	—	20,250
Capital contribution	—	—	—	—	51,797	—	51,797
Stock options vesting in period	—	—	—	—	38,350	—	38,350
Net loss for the year ended July 31, 2009	—	—	—	—		(846,213)	(846,213)
Balance at July 31, 2009	—	—	9,283,211	$9,284	$4,835,975	$(6,054,850)	$(1,209,591)

Common stock issued in exchange for interest	—	—	18,023	18	2,451	—	2,469
Deposit on proposed acquisition (Note 9)	—	—	—	—	25,000	—	25,000
Expenses paid-capital contribution	—	—	—	—	395	—	395
Common stock issued in exchange for unpaid effort	—	—	2,925,000	2,925	176,825	—	179,750
Stock options vesting in period	—	—	—	—	12,000	—	12,000
Preferred stock issued in exchange for convertible promissory notes (Note 4 and 5)	1,362,643	1,363	—	—	679,958	—	681,321
Preferred stock issued for cash	16,000	16	—	—	7,984	—	8,000
Accrued salaries forgiven (Note 3)	—	—	—	—	642,537	—	642,537
Net loss	—	—	—	—	—	(464,456)	(464,456)
Balance at July 31, 2009	1,378,643	$1,379	12,226,234	$12,227	$6,383,125	$(6,519,306)	$(122,575)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		March 1,2005
	Year Ended		(Inception)
	July 31,		Through
	2009	2008	July 31, 2009
Cash flows from operating activities:
Net loss	$(464,456)	$(846,213)	$(6,519,306)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,859	124,735	139,608
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	184,750	58,600	3,374,953
Consulting expense paid in common stock	—	—	28,000
Expenses paid with capital contribution	91,245	1,797	93,042
Interest expense paid in common stock (Note 5)	9,469	13,050	33,744
Interest expense paid in preferred stock (Notes 4 and 5)	3,545	—	3,545
Interest expense capitalized as principal	8,820	32,840	54,033
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other current assets	23,141	535	(51,584)
Accounts payable	9,805	26,700	61,658
Accrued liabilities	63,247	363,271	622,929
Net cash used in operating activities	(68,575)	(224,685)	(2,009,329)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash provided (used) in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock (Note 5)	8,000	—	8,000
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 9)	25,000	50,000	75,000
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party (Note 4)	10,000	55,550	286,301
Proceeds from notes payable (Note 5)	18,440	93,000	326,440
Net cash provided by financing activities	61,440	198,550	2,133,108

Net change in cash	(7,135)	(26,135)	173

Cash, beginning of period	7,308	33,443	—

Cash, end of period	$173	$7,308	$173

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities:
Preferred stock issued to repay loan (Notes 4 and 5)	$681,321	$—	$681,321
Common stock issued to repay loan (Note 5)	$—	$75,000	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

On July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Centric Rx, Inc., (“Centric”) in exchange for 2,250,000 shares of the Company’s common stock.  As a result of the acquisition, Centric became a wholly-owned subsidiary of the Company and the results of its operation have been included in the Company’s consolidated financial statements since the date of acquisition.

Development Stage

The Company and its subsidiaries are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2009, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $464,456, $846,213, and $6,519,306 for the years ended July 31, 2009, July 31, 2008 and for the period from March 1, 2005 (inception) through July 31, 2009, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2009, and has an accumulated deficit of $6,519,306.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the year ended July 31, 2009, the Company obtained an additional $25,000 as partial payment of item (ii) in the NMKT letter of intent. Additionally, during the year ended July 31, 2009, the Company issued preferred stock for $8,000 and convertible promissory notes, in exchange for $28,440.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2009.

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
	July 31,
	2009	2008
Office equipment	$10,600	$11,589
Software	12,023	128,690
	22,623	140,279
Accumulated depreciation	21,953	137,749
Property and equipment - net	$670	$2,530

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

The Company determined that software acquired, as part of the assets of Centric purchased July 31, 2007, has no future value.  The Company will not pursue the stand-alone pharmacy development, supported by the software, as originally contemplated in the Centric acquisition.  The useful life of this asset originally expected to end October 31, 2009 was revised to end July 31, 2008.  This asset and a fully depreciated computer, no longer in service, were abandoned during the year and removed from the Company’s records.  No impairment loss was recognized since the value of the assets removed was $0.

Depreciation expense for the years ended July 31, 2009, July 31, 2008, and for the period from March 1, 2005 (inception) through July 31, 2009 totaled $1,859, $124,735, and $139,608, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The assets identified above, with a net value of $0, were abandoned in the fiscal period ended July 31, 2009.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share includes the impact of issuing 1,378,643 shares of Series A Convertible Preferred Stock and excludes the impact of other contingently exercisable common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2009, there were 6,724,695 and 5,033,364 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Stock-based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, the Company recorded $184,750, $58,600, and $3,374,953 as stock-based compensation on the stock options granted during the years ended July 31, 2009, July 31, 2008 and for the period from March 1, 2005 (inception) through July 31, 2009.

Fiscal Year-end

The Company’s year-end is July 31.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards
Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”.  The objective of this Statement is to improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement.  This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures events or transactions that occurred after the balance sheet date.  The provisions of SFAS 165 are effective for financial periods ending after June 15, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Company’s financial statements.

In June 2008, the FASB reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  The adoption of EITF 07-5 is not expected to have a material impact on the Company’s financial statements.

(2)           Accounts payable related parties

At July 31, 2009, the Company was indebted to two officers for expenses incurred on behalf of the Company totaling $3,769.

(3)           Accrued compensation

The Company has not compensated the Chief Executive Officer or the Chief Financial Officer for services rendered during the 2007, 2008 and 2009 fiscal years.  Unpaid compensation was accrued and charged to expense for these periods.  Effective January 31, 2009, accrued compensation totaling $642,537 at October 31, 2008, was forgiven and the debt was taken off the Company records.  Compensation was accrued for the fourth quarter ended July 31, 2009 in the amount of $45,625.  The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(4)           Related party transactions

Convertible Promissory Notes

In April 2009, the Company issued a $10,000 note to its CEO for cash advanced to the Company.  Interest expense for related-party notes for the years ended July 31, 2009 and 2008, and for the period from March 1, 2005 (inception) to July 31, 2009 was $7,317, $24,823 and $50,362, respectively.

Preferred Stock

Effective January 31, 2008, the Company issued 645,962 shares of Series A (defined in Note 5) stock at $.50 per share in full settlement of outstanding related-party notes, including capitalized and accrued interest, totaling $322,981.

In July 2009, an additional 20,420 shares of Series A (defined in Note 5) stock were issued at $.50 per share to settle a $10,000 note due to the CEO, including $210 in accrued interest.

Common stock

In April 2009, the Company issued 2,200,000 shares of the Company’s common stock in exchange for services, provided to the Company by two officers, valued at $154,000.  The shares were valued at $.07 per share based on the fair value on the date of grant and are reflected in the accompanying financial statements as stock based compensation.

In December 2008, the Company issued a total of 425,000 shares of the Company’s common stock in exchange for services provided to the Company by two officers and five directors.  The shares were valued at $.03 per share based on the fair value of the shares in the month they were issued.  This amount ($12,750) is reflected in the accompanying financial statements as stock based compensation.

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

In December 2008, the Company designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A”).  Each share of Series A is convertible into 6.25 shares of common stock at the election of the holder.  Each Series A share is entitled to 6.25 votes in any vote of the common stock holders.  Series A shares are redeemable by the Company at $.50 per share with 15 days written notice.  Series A shares are entitled to a 5% dividend preference and a participation interest in the remaining 95% dividend.

In July 2009, the Company issued 37,672 Series A shares at $.50 in full settlement of notes payable and accrued interest in the amount of $18,836.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Effective January 31, 2009, the Company issued 658,589 Series A shares at $.50 in full settlement of notes payable and accrued interest in the amount of $329,294.  Interest expense related to the settled notes payable for the years ended July 31, 2009 and 2008, and for the period from March 1, 2005 (inception) to July 31, 2009 was $14,517, $22,358 and $57,143, respectively.

Also effective January 31, 2009, an additional 16,000 Series A shares were issued for $8,000 in cash.

Common stock

In April 2009, the Company issued 100,000 shares of the Company’s common stock in exchange for a $7,000 premium on a promissory note.  This expense is reflected in the financial statements as interest expense.

In December 2008, the Company issued a total of 200,000 shares of the Company’s common stock in exchange for services provided to the Company by one employee and four consultants.  The shares were valued at $.03 per share based on the fair value of the shares in the month they were issued.  This amount ($6,000) is reflected in the accompanying financial statements as stock based compensation.

In August 2008, the Company issued a total of 18,023 shares of the Company’s common stock in exchange for $2,469 in interest on five convertible notes payable May 2008, September 2008, October 2008, December 2008 and January 2009.  The shares were valued based on the fair value of the shares in the period interest was accrued.

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

Capital contribution

During the year ended July 31, 2009, two officers of the Company paid office expenses totaling $395 on behalf of the Company.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

In December 2008, the Company granted two officers, five directors, one employee and four consultants options to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $.015 per share, in exchange for unpaid services.  All 600,000 options were fully vested on the grant date.  The quoted market price of the stock was $.02 per share on the grant date.  The Company valued the options at $.02 per share, or $12,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

			March 1, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	July 31, 2009	July 31, 2008	July 31, 2009
Net loss, as reported	$(464,456)	$(846,213)	$(6,519,306)
Decrease due to:
Employee stock options	-	-	(29,453)
Pro forma net loss	$(464,456)	$(846,213)	$(6,548,759)

As reported:
Net loss per share - basic and diluted	$(0.036)	$(0.10)
Pro Forma:
Net loss per share - basic and diluted	$(0.036)	$(0.10)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through July 31, 2009	Fair Value Incurred Through July 31, 2009
4/30/2005	100,000	$11,160	100,000	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	30,000	7,222
	363,334	$45,460	363,334	$29,453

$4,650 of the stock options’ total fair value incurred through July 31, 2009 ($29,453) was recognized during the period from March 1, 2005 (Inception) through July 31, 2005.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2009:
				Weighted	Granted and	Weighted
				Average	Exercisable	Average
			Exercise	Exercise	Aggregate	Remaining
	Awards Outstanding		Price	Price	Intrinsic	Contractual
	Total	Exercisable	Per Share	Per Share	Value	Life
Outstanding at March 31, 2005 (Inception)	-	-	$-	$-	-	-
Granted	3,026,667	3,026,667	$0.75	$0.75	-	.79 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	(20,000)	(20,000)	$-	$-	-	N/A
Outstanding at July 31, 2005	3,006,667	3,006,667	$0.75	$0.75	-	.79 years

Granted	4,793,029	4,793,029	$0.06-$3.36	$0.35	256,863	1.69 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2006	7,799,696	7,799,696	$0.06-$3.36	$0.50	256,863	1.34 years

Granted	2,883,363	2,883,363	$0.18-$0.75	$0.35	-	4.09 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2007	10,683,059	10,683,059	$0.06-$3.36	$0.46	256,863	2.08 years

Granted	475,000	475,000	$0.11	$0.11	-	3.83 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	256,863	2.16 years

Granted	600,000	600,000	$0.015	$0.015	-	4.36 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	256,863	2.27 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2009:
			Total
Description	Options	Warrants	Awards
Outstanding at March 31, 2005 (inception)	-	-	-
Granted	120,000	2,906,667	3,026,667
Exercised	-	-	-
Cancelled/Expired	(20,000)	-	(20,000)
Outstanding at July 31, 2005	100,000	2,906,667	3,006,667

Granted	3,416,362	1,376,667	4,793,029
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2006	3,516,362	4,283,334	7,799,696

Granted	2,133,333	750,030	2,883,363
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059

Granted	475,000	-	475,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059

Granted	600,000	-	600,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059

(7)           Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:
	For The Years Ended
	July 31,
	2009	2008
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.06%	3.06%
Net operating loss (NOL) for which
no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At July 31, 2009, the Company fully allowed for any deferred tax asset that it may have as a result of its accumulated losses of $6,519,306.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The net operating loss carryforward expires through the year 2029.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8)           Acquisition of Centric Rx, Inc.

The Company entered into a Share Exchange Agreement dated June 28, 2007 with Centric, whereby the Company acquired 100% of the issued and outstanding shares of Centric.  The transaction closed on July 31, 2007 and was accounted for using the purchase method.  Under the terms of the Share Exchange Agreement the Company acquired 100% of the issued and outstanding share capital of Centric in exchange for 2,250,000 post reverse shares of the Company’s common stock.  The acquisition was valued at the fair value of the net assets acquired.

Cash	$6
Software	116,667
Liability due to related party	(75,000)

Paid by issuance of 2,250,000 post-reverse-split
shares of the Company’s common stock	$41,673

As Centric was acquired on July 31, 2007, the operations of Centric were included in the consolidated financial statement for year ended July 31, 2009.

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

Thus far, the Company has received $75,000 from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

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

(11)           Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a “virtual” office at a rate of $150 per month.  Rent expense for the years ended July 31, 2009 and 2008, and for the period from March 1, 2005 (inception) through July 31, 2009 totaled $1,800, $3,470, and $49,431, respectively.

(12)           Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation.  At July 31, 2008, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(13)           Subsequent Events

On September 24, 2009, the Company entered into agreements with two consultants to provide services related to developing the Company’s business plan and evaluating the Company’s prospects.

On October 9, 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $20,000.  The note is due on April 9, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2009. Subsequent to the close of our fiscal year, on October 16, 2009, we appointed Hamilton, P.C. (“Hamilton”) in Denver, Colorado as the registered independent public accountant for the fiscal year ended July 31, 2009.  On October 16, 2009, we dismissed Cordovano and Honeck LLP (“C&H”) as its registered independent public accountant.  The decisions to appoint Hamilton and dismiss C&H were approved by our Board of Directors on October 16, 2009.

During the fiscal years ended July 31, 2008 and 2007 and through the subsequent interim period up through the date of dismissal (October 16, 2009), there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&H, would have caused C&H to make reference thereto in its report on WWSG’s financial statements for such years.  Further, there were no reportable events as described in Item 304(a)(1)(iv) or (v) of Regulation S-K occurring within the our two most recent fiscal years and the subsequent interim period up through the date of dismissal (October 16, 2009).

The audit report of C&H for our financial statements as of July 31, 2008, contained a separate paragraph stating:

“The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, incurred liabilities in excess of assets over the past year and has an accumulated deficit of $6,054,850.  Based upon current operating levels, the Company may be required to obtain additional capital or significant reconfiguration of its operations to sustain its operations beyond July 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During our two most recent fiscal years and the subsequent interim period up through the date of engagement of Hamilton (October 16, 2009), neither we nor anyone on our behalf consulted Hamilton regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, Hamilton has not provided us with written or oral advice that was an important factor that we considered in reaching a decision as to any accounting, auditing or financial reporting issues.

C&H furnished us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements in our 8-K, a copy of which was filed with our Form 8-K containing this same disclosure.

ITEM 9A.CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

Our principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was effective during the fiscal year ended July 31, 2009.

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

Respectfully,
James P.R. Samuels, Chief Executive Officer
W. Earl Somerville, Chief Financial Officer

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	61	President, Chief Executive Officer and Director
W. Earl Somerville	70	Chief Financial Officer, Secretary and Treasurer
Donald A. Christensen	78	Director
Frank J. Deleo	52	Director
Robert T. Kane	65	Director
Edward J. Weisberg	52	Director
Gregory Kinney	46	Director
Philip Verges	44	Director

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

Frank J. Deleo, Director.  Mr. Deleo has been a director since June 2005.  Since September 2007, Mr. Deleo has served as president of Rioath Group.  Mr. Deleo was with Citigroup Inc. from 1978 to September 2007.  He was with CitiFinancial Branch Network from 1996, first as a vice president/regional manager and since March 2002 as a managing director over Texas, New Mexico, Oklahoma, and Kansas.  CitiFinancial, which is part of Citigroup Inc., a financial services company listed on the New York Stock Exchange, offers consumer loan products and services, including real estate, personal loans, and loans to finance consumer goods.  From 1979 to 1996, he was employed by Associates Corporation of North America.  Mr. Deleo received a bachelors degree in psychology from University of Stony Brook University in 1977.

Robert T. Kane, Director.  Robert Kane has been a director since June 2005.  He has been a practicing attorney in Munhall, Pennsylvania, since 1970.  Mr. Kane received his J.D. degree from Villanova University in 1970 and his B.S. degree from Pennsylvania State University in 1965.

Edward J. Weisberg, Director.  Mr. Weisberg has been a director since September 2005.  Mr. Weisberg is currently the Managing Partner of Ecommerce Expertise, a consulting practice dedicated to assisting companies with Internet marketing and improving eCommerce profitability.  From January 2008 to October 2009, he was Vice President of UTEK Corporation, a public corporation based in Tampa, FL, which provides innovation and patent licensing services.  From April 2004 to July 2007, he was the vice president of eCommerce of iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services.  He was responsible for leading that company’s efforts toward direct web-based sales of products and services.  From November 2003 to April 2004, he was the executive vice president of The Frugal Flower, Inc., a privately-held national flower distribution company located in Sudbury, Massachusetts.  While he was with The Frugal Flower, he established and managed the eCommerce initiative.  From 1995 until April 2003, he co-founded and served as president of BX Technologies, Inc., a Providence, Rhode Island company that provided Web development, hosting, software product, Web services, and ongoing Internet marketing and support.  Prior to founding BX Technologies, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc.  Mr. Weisberg is also on the board of advisors of Sustainable Minds, LLC, ZebraTickets, LLC, and eTurms, LLC, all privately held companies.  Mr. Weisberg has a Masters degree in management from MIT/Sloan School of Management and a bachelors degree in social psychology from the University of Pennsylvania.

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

Philip Verges, Director.  Mr. Verges is the Chief Executive Officer and Chairman of NewMarket Technology, Inc., a technology company whose common stock is registered under the Securities Exchange of 1934 and quoted on the Over-the Counter Bulletin Board.  Mr. Verges founded and managed VergeTech Inc. (“VTI”) in 1997.  In June 2002, NMKT acquired all of the assets of VTI and Mr. Verges has been heading NMKT since that time.   Mr. Verges is an experienced executive manager, with a track record in both telecommunications and high technology.  He graduated from the United States Military Academy in 1988.  His studies at West Point centered on national security.  Mr. Verges’ early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems (“EDS”) employees from 1991 to 1995.  Mr. Verges’ first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation.

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

The board of directors will consider candidates for director positions that are recommended by any of our stockholders.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2009.  The recommended candidate should be submitted to us in writing addressed to

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

Reporting Person	Date Report Due	Date Report Filed
Christensen , Donald A.	Form 4 due December 16, 2008	Not yet filed
Christensen , Donald A.	Form 4 due December 30, 2008	Not yet filed
Christensen , Donald A.	Form 4 due February 5, 2009	Not yet filed
Deleo, Frank J.	Form 4 due December 16, 2008	Not yet filed
Deleo, Frank J.	Form 4 due December 30, 2008	Not yet filed
Kane, Robert T.	Form 4 due December 16, 2008	Not yet filed
Kane, Robert T.	Form 4 due December 30, 2008	Not yet filed
Kane, Robert T.	Form 4 due February 5, 2009	Not yet filed
Kinney, Gregory	Form 4 due December 16, 2008	Not yet filed
Kinney, Gregory	Form 4 due December 30, 2008	Not yet filed
Samuels, James P.R.	Form 4 due December 16, 2008	Not yet filed
Samuels, James P.R.	Form 4 due December 30, 2008	Not yet filed
Samuels, James P.R.	Form 4 due February 5, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 4, 2009	Not yet filed
Samuels, James P.R.	Form 4 due July 6, 2009	Not yet filed
Somerville, W. Earl	Form 4 due December 16, 2008	Not yet filed
Somerville, W. Earl	Form 4 due December 30, 2008	Not yet filed
Somerville, W. Earl	Form 4 due February 5, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 4, 2009	Not yet filed
Weisberg, Edward J.	Form 4 due December 16, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due December 30, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due February 5, 2009	Not yet filed
Philip Verges	Form 3 due June 26, 2008	Not yet filed
Philip Verges	Form 4 due December 16, 2008	Not yet filed
Philip Verges	Form 4 due December 30, 2008	Not yet filed

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31, 2009.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
James P.R. Samuels, President and CEO	2009	$81,025	-	$87,000	$2,000	-	$170,025
	2008	$215,000	-	-	$10,000	-	$225,000
W. Earl Somerville, CFO	2009	$56,250	-	$73,000	$2,000	-	$131,250
	2008	$150,000	-	-	$10,000	-	$160,000
___________________
(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Outstanding Equity Awards at 2009 Fiscal Year-End Table.
(2)	Mr. Samuels became the Chief Executive Officer effective July 8, 2005.

Our Board of Directors has approved employment agreements for James P.R. Samuels and W. Earl Somerville with salaries of $215,000 and $150,000 per year, respectively.  We accrued the full amount of Mr. Samuel’s and Mr. Somerville’s salaries during the first quarter of the fiscal year.  During the year ended July 31, 2009, Mr. Samuels received cash compensation of approximately $400.  Effective January 31, 2009, Mr. Samuels and Mr. Somerville forgave $642,537 of accrued compensation.  We did not accrue Mr. Samuel’s and Mr. Somerville’s compensation again until the fourth quarter of the fiscal year, and then only at half of their contract values.  Mr. Samuels and Mr. Somerville will not receive any payments on accrued compensation until the Company develops or acquires operations and begins to record revenue.

On December 10, 2008, the Board of Directors authorized the payment of options to purchase 100,000 shares of common stock to Mr. Samuels and Mr. Somerville.  The options were exercisable for five years at a price of $0.015 per share.

On December 24, 2008, our Board of Directors authorized the payment of 100,000 shares to each of Mr. Samuels and Mr. Somerville for services rendered to the Company.  The shares were valued at $0.03 per share, the closing market price on the date of the issuance.

On April 28, 2009, the Board of Directors authorized a further payment of shares for services rendered in the amount of 1,200,000 shares to Mr. Samuels and 1,000,000 shares to Mr. Somerville.  These shares were valued at $0.07 per share, the closing market price on the date of the issuance.

We have formed a Compensation Committee comprised of members of the Board of Directors.  The compensation committee reviewed and approved the employment agreements described above.  The current members of the Compensation Committee are Frank J. Deleo and Robert T. Kane.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2009.  The number of options granted and exercise prices have been retroactively restated to reflect the 3-to-1 reverse-stock-split of our common stock.

Outstanding Equity Awards at 2009 Fiscal Year-End Table
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
James P.R. Samuels	100,000 (1)	-	-	$0.015	12/10/2013
	125,000 (2)	-	-	$0.11	5/29/2013
	133,334 (3)	-	-	$0.24	6/22/2014
	133,334 (4)	-	-	$0.18	4/17/2014
	591,667 (5)	-	-	$0.06	6/22/2011
	90,000 (6)	-	-	$0.15	7/14/2011
W. Earl Somerville	100,000 (1)	-	-	$0.015	12/10/2013
	125,000 (2)	-	-	$0.11	5/29/2013
	133,334 (3)	-	-	$0.24	6/22/2014
	133,334 (4)	-	-	$0.18	4/17/2014
	33,333 (5)	-	-	$0.75	4/30/2010
	335,000 (5)	-	-	$0.06	6/22/2011
	67,000 (6)	-	-	$0.15	7/14/2011
_____________________
(1)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 367.96%.
(2)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 336.4%.
(3)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 220.8%.
(4)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 202.1%.
(5)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 140%.
(6)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 139.92%.

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Donald A. Christensen	-	$3,000	$2,000	-	$5,000
Frank J. Deleo	-	$750	$500	-	$1,250
Robert T. Kane	-	$750	$500	-	$1,250
Edward J. Weisberg	-	$750	$500	-	$1,250
Gregory Kinney	-	$750	$500	-	$1,250
Philip Verges	-	$750	$500	-	$1,250
____________________
(1)
On December 24, 2008, the Board of Directors authorized the payment of 100,000 shares to Mr. Christensen, and 25,000 shares to the remaining directors for services rendered to the Company.  The shares were valued at $0.03 per share, the closing market price on the date of the issuance.

(2)
On December 10, 2008, the Board of Directors authorized the payment of an option to purchase 100,000 shares of common stock to Mr. Christensen and options 25,000 shares of common stock to the remaining directors for services rendered to the Company.  The options were exercisable for five years at a price of $0.015 per share.  These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 367.96%.

Each of our non-employee directors receives options to purchase 25,000 shares of our common stock for each year of service.  Our directors also receive $1,000 and reimbursement for expenses of physical attendance at each annual meeting, when held.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2009.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the common stock after giving effect to the issuances of common stock upon conversion or exercise, without further consideration, of the outstanding Series A Convertible Preferred Stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	5,421,597 (3)	23.9%
Dirk Van Keulen Heemraadslag 14 Gouda, Netherlands 2805DP	3,550,811 (4)	16.8%
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	2,638,547 (5)	12.1%
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	2,458,360 (6)	11.1%
Dirk S. Nye 2119 Larimer St #2 Denver, Colorado 80205	2,168,568 (7)	9.8%
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	576,858 (8)	2.7%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	562,490 (9)	2.6%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	505,002 (10)	2.3%
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	125,000 (11)	0.6%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Philip Verges 3801 East Florida Avenue, #400 Denver, Colorado 80210	50,000 (12)	0.2%
All officers and directors as a group (8 persons)	12,337,854 (13)	55.5%
_______________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from October 19, 2009, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 21,067,753 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our outstanding Series A Convertible Preferred Stock.  This amount includes 12,451,234 shares of common stock and 8,616,519 shares of common stock issuable upon exercise of the outstanding Series A Convertible Preferred Stock.

(3)
Includes 400,001 shares issuable upon the exercise of warrants, 1,173,335 shares issuable upon the exercise of vested stock options, and 2,151,594 shares issuable upon conversion of Series A Convertible Preferred Stock.

(4)	Includes 50,000 shares issuable upon the exercise of vested stock options and 3,169,156 shares issuable upon conversion of Series A Convertible Preferred Stock.
(5)
Includes 100,001 shares issuable upon exercise of warrants, 605,002 shares issuable upon exercise of vested stock options, and 1,673,544 shares issuable upon conversion of Series A Convertible Preferred Stock.

(6)
Includes 100,001 shares issuable upon exercise of warrants, 960,335 shares issuable upon exercise of vested stock options, and 141,356 shares issuable upon conversion of Series A Convertible Preferred Stock.

(7)
Includes 66,667 shares held by DSN Enterprises Ltd., 453,333 shares issuable upon exercise of warrants, 511,668 shares issuable upon exercise of vested stock options, and 791,900 shares issuable upon conversion of Series A Convertible Preferred Stock.

(8)	Includes 430,002 shares issuable upon exercise of vested stock options and 71,856 shares issuable upon conversion of Series A Convertible Preferred Stock.
(9)	Includes 430,002 shares issuable upon exercise of vested stock options and 57,488 shares issuable upon conversion of Series A Convertible Preferred Stock.
(10)	Includes 430,002 shares issuable upon exercise of vested stock options.
(11)	Includes 50,000 shares issuable upon exercise of vested stock options.
(12)	Includes 50,000 shares issuable upon exercise of vested stock options.
(13)
Includes 600,003 shares issuable upon exercise of warrants, 4,103,678 shares issuable upon exercise of vested stock options, and 4,095,838 shares issuable upon conversion of Series A Convertible Preferred Stock.

James P.R. Samuels may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

As of January 31, 2009, we converted promissory notes and interest in the amount of $652,275 into 1,304,552 shares of Series A Preferred Convertible Stock.  We also sold 16,000 Series A shares to three individuals, generating $8,000 to fund ongoing operations.  Furthermore, in July 2009, we converted promissory notes and interest in the amount of $29,046 into 58,092 shares of Series A Preferred Convertible Stock.  The Series A shares that we issued to restructure our outstanding debts have the right to vote 8,616,519 common share equivalent votes on any matter placed before our stockholders.  The individuals that converted debt into Series A shares already controlled our Company prior to the conversion.  These individuals include many of our officers and directors.  As a result of the issuance of Series A shares, the control over our Company exerted by our management has increased.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2009:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	11,758,695	$0.42	-0-
Total	-0-	-0-	500,000

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

As of July 31, 2009, no Stock Rights had been granted under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than described below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Debt.  Effective January 31, 2009, two of our officers forgave $642,537 of accrued and unpaid salaries.  In addition, in April 2009, we borrowed $10,000 from James P.R. Samuels and issued a convertible promissory note.

Conversion of Loans into Preferred Stock.  Effective January 31, 2009, we converted $322,981 of related-party debt into Series A Convertible Preferred Stock (“Series A”) shares at $0.50 per share.  We issued 658,589 Series A shares in exchange for the release of the debt.  The following table identifies the number of Series A shares we issued to our officers and directors and two insiders:
Name	Preferred Shares
Dirk Van Keulen	497,065
James P.R. Samuels	323,835
Donald A. Christensen	267,769
Dirk S. Nye	103,284
W. Earl Somerville	22,617
Robert T. Kane	11,497
Edward J. Weisberg	9,198
Total	1,235,265

Also, in July 2009, we converted a $10,000 note due to James P.R. Samuels into 20,420 shares of Series A.

Common Stock.  See Item 11 regarding the issuance of common stock and options to purchase common stock to our officers and directors in exchange for services.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2008	$14,357	-0-	-0-	-0-
2009	$17,561	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (4)
10.3	Employment Agreement with W. Earl Somerville dated October 12, 2007 (4)
21	List of Subsidiaries
31.1	Rule 113a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
_____________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: October 21, 2009	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	October 21, 2009
James P.R. Samuels

/s/ W. Earl Somerville	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 21, 2009
W. Earl Somerville

/s/ Donald A. Christensen	Director	October 21, 2009
Donald A. Christensen

/s/ Frank J. Deleo	Director	October 22, 2009
Frank J. Deleo

/s/ Robert T. Kane	Director	October 22, 2009
Robert T. Kane

/s/ Edward J. Weisberg	Director	October 22, 2009
Edward J. Weisberg

/s/ Gregory Kinney	Director	October 22, 2009
Gregory Kinney

Director
Philip Verges