Form 10-Q
period 2009-10-31
WORLDWIDE STRATEGIES INC
filed 2009-12-11
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 9, 2009 – 12,451,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2009

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	October 31,	July 31,
	2009	2009
	(unaudited)
Assets
Current Assets:
Cash	$547	$173
Prepaid expenses	985	1,337
Total current assets	1,532	1,510

Office equipment, net of accumulated depreciation of $22,108 and $21,953	515	670
Deposits	150	150
Total assets	$2,197	$2,330

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$54,993	$57,889
Accounts payable, related party (Note 2)	3,769	3,769
Accrued compensation (Note 3)	91,250	45,625
Accrued liabilities (Note 5)	140	—
Accrued liabilities, related party (Note 4)	26,281	17,622
Notes payable (Note 5)	20,000	—
Total current liabilities	196,433	124,905

Shareholders’ deficit (Note 6):
Preferred stock	1,379	1,379
Common stock	12,452	12,227
Additional paid-in capital	6,394,900	6,383,125
Deficit accumulated during development stage	(6,602,967)	(6,519,306)
Total shareholders’ deficit	(194,236)	(122,575)
Total liabilities and shareholders' deficit	$2,197	$2,330

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

			March 1, 2005
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2009	2008	2009
Sales	$—	$—	$34,518
Cost of sales	—	—	30,568
	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	26,875	61,335	920,250
Stock-based compensation (Note 6)	—	—	3,374,953
Professional and consulting fees	27,543	23,429	802,272
Travel	1,493	1,991	229,908
Contract labor	18,750	37,500	426,750
Insurance	5,215	12,475	225,376
Depreciation	155	1,395	139,763
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	3,490	3,199	198,985
Total operating expenses	83,521	141,324	6,499,273
Loss from operations	(83,521)	(141,324)	(6,495,323)

Other expense:
Interest expense	(140)	(14,228)	(107,644)
Loss before income taxes	(83,661)	(155,552)	(6,602,967)

Income tax provision (Note 7)	—	—	—

Net loss	$(83,661)	$(155,552)	$(6,602,967)

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	10,463,043	9,301,234

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2009	1,378,643	$1,379	12,226,234	$12,227	$6,383,125	$(6,519,306)	$(122,575)

Common stock issued in exchange for consulting services	—	—	225,000	225	11,775	—	12,000
Net loss	—	—	—	—	—	(83,661)	(83,661)

Balance at October 31, 2009	1,378,643	$1,379	12,451,234	$12,452	$6,394,900	$(6,602,967)	$(194,236)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	Three Months Ended		Through
	October 31,		October 31,
	2009	2008	2009

Net cash used in operating activities	$(19,626)	$(26,656)	$(2,028,955)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)

Net cash used in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock (Note 6)	—	—	8,000
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 8)	—	20,000	75,000
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	286,301
Proceeds from notes payable (Note 5)	20,000	—	346,440

Net cash provided by financing activities	20,000	20,000	2,153,108

Net change in cash	374	(6,656)	547

Cash, beginning of period	173	7,308	—

Cash, end of period	$547	$652	$547

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes (Note 6)	$—	$—	$652,274
Common stock issued to repay loan	$—	$75,000	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2009, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2009, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $83,661, $155,552, and $6,602,967 for the three-month periods ended October 31, 2009 and 2008 and for the period from March 1, 2005 (inception) through October 31, 2009, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital.  During the three-month period ended October 31, 2009, the Company issued a convertible promissory note in exchange for $20,000.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

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

(2)           Accounts payable, related party

At October 31, 2009, the Company was indebted to two officers for expenses incurred on behalf of the Company totaling $3,769.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO for the three month period ended October 31, 2009 in the amount of $45,625.  The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued charges

During the quarter ended October 31, 2009, various liabilities of the Company in the amount of $8,659 were paid personally by the CEO and CFO.  These amounts will be repaid when the Company has sufficient working capital.

(5)           Notes payable

During October 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $20,000.  The note which bears interest at 12% is due on April 9, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  Interest expense for this note payable was $140 for the three months ended October 31, 2009.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(6)           Shareholders’ Deficit

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

Common stock

In September 2009, the Company issued a total of 200,000 shares of the Company’s common stock in exchange for consulting services provided to the Company.  The shares were valued at $0.05 per share based on the fair value of the shares when they were issued.  This amount ($10,000) is reflected in the accompanying financial statements as consulting fees.

In September 2009, the Company issued a total of 25,000 shares of the Company’s common stock in exchange for consulting services provided to the Company.  The shares were valued at $0.08 per share based on the fair value of the shares when they were issued.  This amount ($2,000) is reflected in the accompanying financial statements as consulting fees.

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

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2009 through October 31, 2009:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	2.27 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at October 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	2.09 years

The following changes occurred in outstanding options and warrants during the period from July 31, 2009 through October 31, 2009:
	Options	Warrants	Awards
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at October 31, 2009	6,724,695	5,033,364	11,758,059

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

The Company received $75,000 from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in the negotiation of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

(9)           Subsequent Events

On November 13, 2009, the Company issued a promissory note to an unrelated third party in exchange for $25,000.  The note bears interest at 8% and is due on May 31, 2010.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2009 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Plan of Operation

On February 14, 2008, we entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  It is proposed that NMKT will acquire a majority interest in our Company in exchange for (i) the assumption of all of our outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest would be protected from dilution for three years.  As of the date hereof, our only plan is to be acquired by NMKT and NMKT has paid us $75,000 of its $100,000 deposit obligation pursuant to the letter of intent.

If we fail to complete the transaction with NMKT, we may attempt to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Bulletin Board has value.  Alternatively, we may be forced to raise additional capital to support our ongoing existence while we search for other merger opportunities.  We cannot assure you that we will be successful in marketing the Company as a “shell” or that we will be able to complete additional financings successfully.

Recent Financing Activity

In October and November 2009, we raised a total $45,000 through the issuance of convertible notes payable.  We utilized these funds to reduce outstanding accounts payable.  During the quarter ended October 31, 2009, our CEO and CFO advanced us $8,659 for the payment of various liabilities.

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

Development Stage.  We are in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2009, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2009, there were 6,724,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Three Months Ended October 31, 2009 and 2008.  Salaries, benefits and payroll taxes totaled $26,875 and $61,335 for the three-month periods ended October 31, 2009 and 2008, a decrease of $34,460.

We did not incur any stock-based compensation expense during the three-month periods ended October 31, 2009 and 2008.

Professional and consulting fees totaled $27,543 and $23,429 for the three-month periods ended October 31, 2009 and 2008.

Travel expenses totaled $1,493 and $1,991 during the three-month periods ended October 31, 2009 and 2008.

Contract labor expenses totaled $18,750 and $37,500 during the three-month periods ended October 31, 2009 and 2008.  The decrease relates to lower compensation for our CEO and CFO.

Insurance expenses totaled $5,215 and $12,475 during the three-month periods ended October 31, 2009 and 2008.  The decrease was caused by a further decrease in employee health benefits.

Depreciation of $155 and $1,395 was recorded during the three-month periods ended October 31, 2009 and 2008.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $3,490 and $3,199 during the three-month periods ended October 31, 2009 and 2008.

We recorded $140 and $14,228 in interest expense for the three-month periods ended October 31, 2009 and 2008.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  Our outstanding debt during this last quarter was substantially lower than the debt of the previous year.

During the first fiscal quarter, we issued a new promissory note for $20,000.  This debt accrues interest at 12% per annum.

Our net loss was $83,661 and $155,552 for three-month periods ended October 31, 2009 and 2008, a $71,891 improvement.

March 1, 2005 (inception) to October 31, 2009.  For the period from March 1, 2005 (inception) to October 31, 2009, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,602,967.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,374,953.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the three months ended October 31, 2009, net cash of $20,000 provided by financing activities offset the $19,626 used in operating activities resulting in a $374 increase in cash.  We obtained $20,000 through the issuance of debt.  We have a working capital deficit of $194,901 at October 31, 2009, as compared to $123,395 at July 31, 2009.

As discussed above, we have had minimal revenues and have accumulated a deficit of $6,602,967 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

If we complete our planned transaction with NewMarket Techology, Inc., there will be a change in control.  We have entered into letters of intent with NMKT whereby it is proposed that NMKT will obtain a majority interest in our Company.  If this transaction is completed, NMKT will have voting control of the Company and will likely put in new management.  The ownership interests of existing shareholders will be diluted as well.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for a little more than four years.  From March 1, 2005 (inception) through October 31, 2009, we generated revenues of only $34,518 and accumulated a net loss of $6,602,967.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of October 31, 2009, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

We have significant numbers of convertible securities outstanding, which, if converted, will result in substantial dilution.  We have preferred stock, stock options, and warrants outstanding which can all be converted or exercised into common stock.  Our outstanding Series A shares can be converted, without additional consideration, into 8,616,519 shares of common stock.  The outstanding Series A shares already have the right to vote 8,616,519 common share equivalent votes on any matter placed before the common shareholders for a vote.

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

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

Not required of smaller reporting companies.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2009, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
September 2009	2 consultants	225,000 shares of Common Stock	Services

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

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
10.3	Employment Agreement with W. Earl Somerville dated October 12, 2007 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
____________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: December 11, 2009	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: December 11, 2009	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)