Form 10-Q
period 2010-01-31
WORLDWIDE STRATEGIES INC
filed 2010-03-09
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 5, 2010 – 12,451,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2010

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	January 31,	July 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$199	$173
Prepaid expenses	2,428	1,337

Total current assets	2,627	1,510

Office equipment, net of accumulated depreciation of $22,262(Note 1)	361	670
Deposits	150	150

Total assets	$3,138	$2,330

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$46,405	$57,889
Accounts payable, related party(Note 2)	8,269	3,769
Accrued compensation(Note 3)	136,875	45,625
Accrued liabilities (Note 5)	1,123	-
Accrued liabilities, related party (Note 4)	31,172	17,622
Notes payable (Note 5)	45,000	-

Total current liabilities	268,844	124,905

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,378,643 shares issued and outstanding	1,379	1,379
Common stock, $.001 parvalue, 33,333,333 shares authorized
12,471,234 shares issued and outstanding	12,472	12,227
Additional paid-in capital	6,396,480	6,383,125
Deficit accumulated during development stage	(6,676,037)	(6,519,306)

Total shareholders’ deficit	(265,706)	(122,575)

Total liabilities and shareholders' deficit	$3,138	$2,330

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Six Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	53,750	61,335	26,875	—	947,125
Stock based compensation	—	30,750	—	30,750	3,374,953
Professional and consulting fees	43,475	36,819	15,932	13,390	818,204
Travel	5,926	2,471	4,433	480	234,341
Contract labor	37,500	37,500	18,750	—	445,500
Insurance	8,073	19,693	2,858	7,218	228,234
Depreciation	309	1,550	154	155	139,917
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	6,575	5,979	3,085	2,779	202,070

Total operating expenses	155,608	196,097	72,087	54,772	6,571,360
Loss from operations	(155,608)	(196,097)	(72,087)	(54,772)	(6,567,410)

Other expense:
Interest expense	(1,123)	(14,228)	(983)	—	(108,627)

Loss before income taxes	(156,731)	(210,325)	(73,070)	(54,772)	(6,676,037)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(156,731)	$(210,325)	$(73,070)	$(54,772)	$(6,676,037)

Basic and diluted loss per share	$(0.007)	$(0.022)	$(0.003)	$(0.006)

Basic and diluted weighted average
common shares outstanding	20,965,372	9,390,520	21,087,753	9,613,734

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock			Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2009	1,378,643	$1,379	12,226,234	$12,227	$6,383,125	$(6,519,306)	$(122,575)

Common stock issued in exchange for consulting services			245,000	245	13,355		13,600
Net Loss						(156,731)	(156,731)
Balance at January 31, 2010	1,378,643	$1,379	12,471,234	$12,472	$6,396,480	$(6,676,037)	$(265,706)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Six Months Ended		Through
	January 31,		January 31,
	2010	2009	2009

Cash flows from operating activities:
Net cash used in
operating activities	$(44,974)	$(40,095)	$(2,054,303)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	8,000	8,000
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	25,000	75,000
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	286,301
Proceeds from notes payable (Note 5)	45,000	—	371,440
Net cash provided by
financing activities	45,000	33,000	2,178,108

Net change in cash.	26	(7,095)	199

Cash, beginning of period	173	7,308	—

Cash, end of period	$199	$213	$199

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$652,274	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2010, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $156,731, $73,070, and $6,676,037 for the six-month period and the three-month period ended January 31, 2010 and for the period from March 1, 2005 (inception) through January 31, 2010, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital.  During the six-month period ended January 31, 2010, the Company issued  convertible promissory notes in exchange for $45,000.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of FASB ASC 105 Topic Generally Accepted Accounting Principles (“ASC 105”) we have updated references to GAAP in our financial statements for the periods ended September 30, 2009.  The adoption of ASC 105 did not impact our financial position or results of operations.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for transfers of financial assets, which is included in ASC Topic 860, Transfers and Servicing.  This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for the consolidation of variable interest entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The guidance is included in ASC Topic 810, Consolidation.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The guidance is effective for the first annual reporting period beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

In August 2009, the FASB issued an update of ASC Topic 820, Measuring Liabilities at Fair Value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. We adopted the new guidance in the third quarter of 2009 and it did not materially affect our financial position and results of operations.

(2)           Accounts payable related parties

At January 31, 2010, the Company was indebted to three officers for expenses incurred on behalf of the Company totaling $8,269.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO during the six-month period ended January 31, 2010 in the amount of $91,250. The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued charges

During the six-month period ended January 31, 2010, various liabilities of the Company in the amount of $13,550 were paid personally by the CEO and CFO.  These amounts will be repaid when the Company has sufficient working capital.

(5)           Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note which bears interest at 8% is due on May 31, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  Interest expense for this note payable was $383 for the period ended January 31, 2010.

During October 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $20,000. The note which bears interest at 12% is due on April 9, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  Interest expense for this note payable was $600 and $740 for the three-month and six-month periods ended January 31, 2010.

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

Common stock

In October 2009, the Company issued a total of 20,000 shares of the Company’s common stock in exchange for consulting services provided to the Company.  The shares were valued at $0.08 per share based on the fair value of the shares when they were issued.  This amount ($1,600) is reflected in the accompanying financial statements as consulting fees.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2009 through January 31, 2010:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2009	11,758,059	11,758,059	$ $0.06-3.36	$0.45	2.27years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at January 31, 2010	11,758,059	11,758,059	$ $0.015-3.36	$0.42	1.77 years

The following changes occurred in outstanding options and warrants during the period from July 31, 2009 through January 31, 2010:
	Options	Warrants	Awards
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at January 31, 2010	6,724,695	5,033,364	11,758,059

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

In March 2009, the Company entered into a second letter of intent with NMKT.  Pursuant to the second letter of intent, the Company will acquire a majority interest in NMKT’s Latin America subsidiary in exchange for the Company’s preferred non-convertible shares sufficient to ensure a majority interest position of the Company will be owned by NMKT.  The transaction is subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.  The parties have agreed that the prior letter of intent entered in February 2008 is replaced by the new letter of intent.

The Company has received $75,000, from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in the negotiation of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(9)           Subsequent Events

In February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and is due on May 21, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.

The Company has evaluated subsequent events through March 8, 2010, the date the financial statements were available to be issued.

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

Recent Financing Activity

In October and November 2009, we raised a total $45,000 through the issuance of convertible notes payable.  We utilized these funds to reduce outstanding accounts payable.  During the six months ended January 31, 2010, our CEO and CFO paid various liabilities of the Company in the amount of $13,550.

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

Development Stage.  We are in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2010, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Stock-based Compensation.  We account for compensation expense for our stock-based compensation plans using the fair value method prescribed in FASB ASC 718, “Stock Compensation,” which requires us to recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of the awards.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes method.

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2010, there were 6,724,695 and 5,033,364 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Three Months Ended January 31, 2010 and 2009.  Salaries, benefits and payroll taxes totaled $26,875 and $-0- for the three-month periods ended January 31, 2010 and 2009, an increase of $26,875.  We did not accrue any salaries from November 1, 2008 to May 2009 in light of our cash shortage.

We did not incur any stock-based compensation expense during the three-month period ended January 31, 2010, as compared to $30,750 in 2009.

Professional and consulting fees totaled $15,932 and $13,390 for the three-month periods ended January 31, 2010 and 2009.

Travel expenses totaled $4,433 and $480 during the three-month periods ended January 31, 2010 and 2009.

Contract labor expenses totaled $18,750 and $-0- during the three-month periods ended January 31, 2010 and 2009.

Insurance expenses totaled $2,858 and $7,218 during the three-month periods ended January 31, 2010 and 2009.  The decrease was caused by a further decrease in employee health benefits.

Depreciation of $154 and $155 was recorded during the three-month periods ended January 31, 2010 and 2009.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $3,085 and $2,779 during the three-month periods ended January 31, 2010 and 2009.

We recorded $983 and $-0- in interest expense for the three-month periods ended January 31, 2010 and 2009.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, in October and November 2009, we issued convertible promissory notes for $20,000 and $25,000 that accrue interest at 12% and 8%, respectively.

Our net loss was $73,070 and $54,772 for three-month periods ended January 31, 2010 and 2009.

Six Months Ended January 31, 2010 and 2009.  Salaries, benefits and payroll taxes totaled $53,750 and $61,335 for the six-month periods ended January 31, 2010 and 2009, a decrease of $7,585.

We did not incur any stock-based compensation expense during the six-month period ended January 31, 2010, as compared to $30,750 in 2009.

Professional and consulting fees totaled $43,475 and $36,819 for the six-month periods ended January 31, 2010 and 2009.

Travel expenses totaled $5,926 and $2,471 during the six-month periods ended January 31, 2010 and 2009.

Contract labor expenses totaled $37,500 and $37,500 during the six-month periods ended January 31, 2010 and 2009.

Insurance expenses totaled $8,073 and $19,693 during the six-month periods ended January 31, 2010 and 2009.  The decrease was caused by a further decrease in employee health benefits.

Depreciation of $309 and $1,550 was recorded during the six-month periods ended January 31, 2010 and 2009.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $6,575 and $5,979 during the six-month periods ended January 31, 2010 and 2009.

We recorded $1,123 and $14,228 in interest expense for the six-month periods ended January 31, 2010 and 2009.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, in October and November 2009, we issued convertible promissory notes for $20,000 and $25,000 that accrue interest at 12% and 8%, respectively.

Our net loss was $156,731 and $210,325 for six-month periods ended January 31, 2010 and 2009.

March 1, 2005 (inception) to January 31, 2010.  For the period from March 1, 2005 (inception) to January 31, 2010, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,676,037.  More than half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,374,953.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the six months ended January 31, 2010, net cash of $45,000 provided by financing activities offset the $44,974 used in operating activities resulting in a $26 increase in cash.  We obtained $45,000 through the issuance of debt.  We have a working capital deficit of $266,217 at January 31, 2010, as compared to $123,395 at July 31, 2009.

As discussed above, we have had minimal revenues and have accumulated a deficit of $6,676,037 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for approximately five years.  From March 1, 2005 (inception) through January 31, 2010, we generated revenues of only $34,518 and accumulated a net loss of $6,676,037.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of January 31, 2010, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

Not required for smaller reporting companies.

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

Item 4.        (Removed and Reserved)

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

WORLDWIDE STRATEGIES INCORPORATED

Date: March 8, 2010	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2010	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)