Form 10-Q
period 2010-04-30
WORLDWIDE STRATEGIES INC
filed 2010-06-09
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 1, 2010 – 12,496,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2010

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets
	April 30,	July 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$1,486	$173
Prepaid expenses	18,636	1,337
Total current assets	20,122	1,510

Office equipment, net of accumulated depreciation of $22,417(Note 1)	206	670
Deposits	150	150
Total assets	$20,478	$2,330

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$44,631	$57,889
Accounts payable, related party(Note 2)	8,269	3,769
Accrued compensation(Note 3)	182,500	45,625
Accrued liabilities (Note 5)	1,383	-
Accrued liabilities, related party (Note 4)	29,769	17,622
Notes payable (Note 5)	66,836	-
Total current liabilities	333,388	124,905

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,421,043 shares issued and outstanding	1,421	1,379
Common stock, $.001 parvalue, 33,333,333 shares authorized
12,496,234 shares issued and outstanding	12,497	12,227
Additional paid-in capital	6,427,353	6,383,125
Deficit accumulated during development stage	(6,754,181)	(6,519,306)

Total shareholders’ deficit	(312,910)	(122,575)

Total liabilities and shareholders' deficit	$20,478	$2,330

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Sales	$—	$—	$—	—	34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	80,625	61,335	26,875	—	974,000
Stock based compensation	—	184,750	—	154,000	3,374,953
Professional and consulting fees	58,610	49,424	15,135	12,605	833,339
Travel	12,446	5,833	6,520	3,362	240,861
Contract labor	56,250	37,500	18,750	—	464,250
Insurance	16,545	26,822	8,472	7,129	236,706
Depreciation	464	1,705	155	155	140,072
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	7,086	9,093	511	3,114	202,581

Total operating expenses	232,026	376,462	76,418	180,365	6,647,778
Loss from operations	(232,026)	(376,462)	(76,418)	(180,365)	(6,643,828)

Other expense:
Interest expense	(2,849)	(15,807)	(1,726)	(1,579)	(110,353)

Loss before income taxes	(234,875)	(392,269)	(78,144)	(181,944)	(6,754,181)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(234,875)	$(392,269)	$(78,144)	(181,944)	(6,754,181)

Basic and diluted loss per share	$(0.011)	$(0.041)	$(0.004)	$(0.016)

Basic and diluted weighted average
common shares outstanding	21,008,864	9,662,901	21,156,920	11,076,234

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2009	1,378,643	$1,379	12,226,234	$12,227	$6,383,125	$(6,519,306)	$(122,575)

Common stock issued in exchange for consulting (Note 6)			270,000	270	20,830		21,100
Deposit on proposed acquisition (Note 8)					2,240		2,240
Preferred stock issued in exchange for convertible promissory notes (Note 6)	42400	42			21,158		21,200
Net Loss						(234,875)	(234,875)
Balance at April 30, 2010	1,421,043	$1,421	12,496,234	$12,497	$6,427,353	$(6,754,181)	$(312,910)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Nine Months Ended		Through
	April 30,		April 30,
	2010	2009	2010

Cash flows from operating activities:
Net cash used in
operating activities	$(70,927)	$(68,566)	$(2,080,256)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	8,000	8,000
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 8)	2,240	25,000	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	10,000	286,301
Proceeds from notes payable (Note 5)	70,000	18,440	396,440
Net cash provided by
financing activities	72,240	61,440	2,205,348

Net change in cash.	1,313	(7,126)	1,486

Cash, beginning of period	173	7,308	—

Cash, end of period	$1,486	$182	$1,486

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$21,200	$652,274	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2010, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $234,875, $78,144, and $6,754,181 for the nine-month period and the three-month period ended April 30, 2010 and for the period from March 1, 2005 (inception) through April 30, 2010, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital.  During the nine-month period ended April 30, 2010, the Company issued convertible promissory notes in exchange for $70,000.

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

(2)           Accounts payable related parties

At April 30, 2010, the Company was indebted to three officers for expenses incurred on behalf of the Company totaling $8,269.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO during the nine-month period ended April 30, 2010 in the amount of $136,875. The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued charges

During the nine-month period ended April 30, 2010, various liabilities of the Company in the amount of $12,147 were paid personally by the CEO and CFO.  These amounts will be repaid when the Company has sufficient working capital.

(5)           Notes payable

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note, which bears interest at 8%, is due on May 21, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  Interest expense for this note payable was $500 for the nine- and three-month periods ended April 30, 2010.

During February 2010, the Company entered into an agreement to finance the purchase of insurance policies in the amount of $22,400. After a down payment of $2,240 and finance charges of $885 the total amount of payment will be $21,045 in 10 equal amounts over 10 months commencing February 1, 2010. The effective annual interest rate is 9.47%. Interest expense for this loan is $266 for the nine- and three-month periods ended April 30, 2010.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)
During November 2009 the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note which bears interest at 8% is due on May 21, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  Interest expense for this note payable was $883 and $500 for the nine-month and three-month periods ended April 30, 2010, respectively.

During October 2009 the Company issued a convertible promissory note to an unrelated third party in exchange for $20,000. On April 19, 2010 the note bearing interest at 12% was converted into 42,400 Series A shares at $.50 per share upon the election of the holder.  Interest expense for this note payable was $1,200 and $460 for the nine-month and three-month periods ended April 30, 2010, respectively.

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

Effective April 19, 2010, the Company issued 42,400 preferred shares at $0.50 in full settlement of notes payable and accrued interest in the amount of $21,200.

Effective January 31, 2009, the Company issued 1,304,552 preferred shares at $0.50 in full settlement of notes payable and accrued interest in the amount of $652,274.  An additional 16,000 shares were issued for $8,000 in cash.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Common stock

In February 2010, the Company issued a total of 25,000 shares of the Company’s common stock in exchange for consulting services provided to the Company.  The shares were valued at $0.30 per share based on the fair value of the shares when they were issued.  This amount ($7,500) is reflected in the accompanying financial statements as consulting fees.

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

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2009 through April 30, 2010:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2009	11,758,059	11,758,059	$0.06-$3.36	$0.45	2.27years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	2,276,662	2,276,662	$.75	—	—
Outstanding at April 30, 2010	9,481,397	9,481,397	$0.015-$3.36	$0.35	1.90 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following changes occurred in outstanding options and warrants during the period from July 31, 2009 through April 30, 2010:
	Options	Warrants	Awards
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	333,331	1,943,331	2,276,662
Outstanding at April 30, 2010	6,391,364	3,090,033	9,481,397

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

The Company has received $77,240, from NMKT as partial payment of item (ii) in the letter of intent.  Both parties are engaged in the negotiation of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.

(9)           Subsequent Events

On May 3, 2010, the Company received $1,600 in cash for 3,200 shares of Series A preferred stock at $0.50 per share.

On May 26, 2010, the Company issued a promissory note to an unrelated third party in exchange for $50,000.  The note bears interest at 9% and is due on September 23, 2010.  Interest is payable on the due date in restricted shares of the Company’s common stock.  The number of shares to be issued will equal the accrued interest divided by $0.04.  At the option of the note holder the due date may be extended for 120 days on any due date.  For each extension the Company will issue 350,000 shares of common stock.  The principal and any unpaid accrued interest may be converted at any time at the option of the note holder to fully paid and nonassessable common shares.  The number of shares to be issued will equal the dollar amount converted divided by $0.04.

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

Plan of Operation

On February 14, 2008, we entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”).  It is proposed that NMKT will acquire a majority interest in our Company in exchange for (i) the assumption of all of our outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest would be protected from dilution for three years.  As of the date hereof, our only plan is to be acquired by NMKT and NMKT has paid us $77,240 of its $100,000 deposit obligation pursuant to the letter of intent.

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

Recent Financing Activity

During the nine months ended April 30, 2010, we raised a total of $70,000 through the issuance of convertible notes payable.  We utilized these funds to reduce outstanding accounts payable.  During the nine months ended April 30, 2010, our CEO and CFO paid various liabilities of the Company in the amount of $12,147.

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

Development Stage.  We are in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2010, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per Common Share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2010, there were 6,391,364 and 3,090,033 common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Results of Operations

Three Months Ended April 30, 2010 and 2009.  Salaries, benefits and payroll taxes totaled $26,875 and $-0- for the three-month periods ended April 30, 2010 and 2009, an increase of $26,875.  We did not accrue any salaries from November 1, 2008 to May 2009 in light of our cash shortage.

We did not incur any stock-based compensation expense during the three-month period ended April 30, 2010, as compared to $154,000 in 2009.

Professional and consulting fees totaled $15,135 and $12,605 for the three-month periods ended April 30, 2010 and 2009.

Travel expenses totaled $6,520 and $3,362 during the three-month periods ended April 30, 2010 and 2009.

Contract labor expenses totaled $18,750 and $-0- during the three-month periods ended April 30, 2010 and 2009.

Insurance expenses totaled $8,472 and $7,129 during the three-month periods ended April 30, 2010 and 2009.

Depreciation of $155 and $155 was recorded during the three-month periods ended April 30, 2010 and 2009.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $511 and $3,114 during the three-month periods ended April 30, 2010 and 2009.

We recorded $1,726 and $1,579 in interest expense for the three-month periods ended April 30, 2010 and 2009.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, since July 2009, we have issued convertible promissory notes totaling $20,000 and $50,000 that accrue interest at 12% and 8%, respectively.

Our net loss was $78,144 and $181,944 for three-month periods ended April 30, 2010 and 2009.

Nine months Ended April 30, 2010 and 2009.  Salaries, benefits and payroll taxes totaled $80,625 and $61,335 for the nine-month periods ended April 30, 2010 and 2009, an increase of $19,290.

We did not incur any stock-based compensation expense during the nine-month period ended April 30, 2010, as compared to $184,750 in 2009.

Professional and consulting fees totaled $58,610 and $49,424 for the nine-month periods ended April 30, 2010 and 2009.

Travel expenses totaled $12,446 and $5,833 during the nine-month periods ended April 30, 2010 and 2009.

Contract labor expenses totaled $56,250 and $37,500 during the nine-month periods ended April 30, 2010 and 2009.

Insurance expenses totaled $16,545 and $26,822 during the nine-month periods ended April 30, 2010 and 2009.  The decrease was caused by a decrease in employee health benefits.

Depreciation of $464 and $1,705 was recorded during the nine-month periods ended April 30, 2010 and 2009.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $7,086 and $9,093 during the nine-month periods ended April 30, 2010 and 2009.

We recorded $2,849 and $15,807 in interest expense for the nine-month periods ended April 30, 2010 and 2009.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, since July 2009, we have issued convertible promissory notes totaling $20,000 and $50,000 that accrue interest at 12% and 8%, respectively.

Our net loss was $234,875 and $392,269 for nine-month periods ended April 30, 2010 and 2009.

March 1, 2005 (inception) to April 30, 2010.  For the period from March 1, 2005 (inception) to April 30, 2010, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,754,181.  Approximately half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,374,953.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  For the nine months ended April 30, 2010, net cash of $72,240 provided by financing activities offset the $70,927 used in operating activities resulting in a $1,313 increase in cash.  We obtained $70,000 through the issuance of debt.  We have a working capital deficit of $313,266 at April 30, 2010, as compared to $123,395 at July 31, 2009.

As discussed above, we have had minimal revenues and have accumulated a deficit of $6,754,181 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

If we complete our planned transaction with NewMarket Technology, Inc., there will be a change in control.  We have entered into letters of intent with NMKT whereby it is proposed that NMKT will obtain a majority interest in our Company.  If this transaction is completed, NMKT will have voting control of the Company and will likely put in new management.  The ownership interests of existing shareholders will be diluted as well.

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

As a development stage company, we cannot assure you that we will succeed or be profitable.  We have been in business for approximately five years.  From March 1, 2005 (inception) through April 30, 2010, we generated revenues of only $34,518 and accumulated a net loss of $6,754,181.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of April 30, 2010, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

We have significant numbers of convertible securities outstanding, which, if converted, will result in substantial dilution.  We have preferred stock, stock options, and warrants outstanding which can all be converted or exercised into common stock.  Our outstanding Series A shares can be converted, without additional consideration, into 8,881,519 shares of common stock.  The outstanding Series A shares already have the right to vote 8,881,519 common share equivalent votes on any matter placed before the common shareholders for a vote.  We have 6,391,364 stock options and 3,090,033 warrants outstanding, with varying exercise prices.  The exercise of the options and warrants into common stock will result in substantial dilution to existing stockholders.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, the registrant issued 25,000 shares of its common stock to one investor in exchange for consulting services valued in the amount of $7,500.

In April 2010, the registrant issued 42,400 shares of its Series A Convertible Preferred Stock to one accredited investor upon conversion of the principal and accrued interest under promissory note in the amount of $21,200.

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business.  A restrictive legend was placed on the certificates evidencing the securities issued.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
10.3	Employment Agreement with W. Earl Somerville dated October 12, 2007 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of W. Earl Somerville

Regulation S-K Number	Exhibit
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of W. Earl Somerville Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
__________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: June 9, 2010	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2010	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)