Form 10-K
period 2010-07-31
WORLDWIDE STRATEGIES INC
filed 2010-10-29
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,484,373 on January 29, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 12,496,234 on October 28, 2010

FORWARD-LOOKING STATEMENTS

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
JULY 31, 2010

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

Our Business Plans

We originally intended to offer call center services, such as technical support, language interpreting, debt collections, and help desk solutions.  Then, with the acquisition of Centric, we planned to enter the business of distributing health services and prescription drug discount cards.  As of the date hereof, our only plan is to search for merger or acquisition opportunities.  We are attempting to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Bulletin Board has value.  We cannot assure you that we will be successful in this effort.

NewMarket Technology, Inc.

On February 14, 2008, we entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”), it which it was proposed that NMKT would acquire a 51% interest in our Company in exchange for (i) the assumption of all of our outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest would be protected from dilution for three years.  Through July 31, 2010, NMKT had paid us $77,240 of its $100,000 deposit obligation pursuant to the letter of intent.  The deposit has been accounted for as a capital contribution because we were not obligated to pay back the deposit.  We terminated any further negotiations with NMKT on June 30, 2010, as no significant progress had been made since entering into the letter of intent in February 2008.

Employees

As of October 22, 2010, we employed a total of 2 persons, both of which were full-time.  None of our employees is covered by a collective bargaining agreement.

ITEM 1A.RISK FACTORS

Risks Relating To Our Business and Marketplace

We must obtain financing to continue operations.  We must engage in debt and/or equity financing in order to continue operations.  We do not know the terms on which any financing might be available or if such financing is available on any terms.  Such terms may be detrimental to the interests of our existing shareholders.  The value of an investment in our common stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of preferred stock could be more advantageous to those investors than to the holders of common stock.  In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms given to our current investors.  Shares of common stock that we sell could be sold into the market, which could adversely affect market price.

We are seeking other merger and acquisition opportunities.  We may not be able to successfully acquire or merge with another business.  Any acquisition or merger that we undertake will require an unspecified amount of additional capital expenditure in the form of planning, due diligence, legal, and accounting fees.  We have no substantial experience in completing acquisitions of or mergers with other businesses, and we may be unable to successfully complete such a transaction.  Any acquisition or merger we undertake may result in a potentially dilutive issuance of equity securities, the issuance of debt and incurrence of expenses related to the transaction.

We have limited operating history and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2010, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2010, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

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

ITEM 4.(REMOVED AND RESERVED)

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

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2008	$0.22	$0.06
January 31, 2009	$0.08	$0.02
April 30, 2009	$0.05	$0.01
July 31, 2009	$0.05	$0.05
October 31, 2009	$0.35	$0.05
January 31, 2010	$0.30	$0.01
April 30, 2010	$0.45	$0.01
July 31, 2010	$0.35	$0.05

On October 14, 2010, the last trading price for the common stock on the OTCBB was $0.06.

Holders and Dividends

As of September 13, 2010, there were 313 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2010, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
May 2010	5 directors and 2 officers	52,500 shares of Series A Convertible Preferred Stock, convertible without consideration into 328,125 common shares	Services valued at 26,250
May 2010	1 consultant	15,000 shares of Series A Convertible Preferred Stock, convertible without consideration into 93,750 common shares	Services valued at $7,500
May 2010	1 shareholder	3,200 shares of Series A Convertible Preferred Stock, convertible without consideration into 20,000 common shares	Cash of $1,600

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to all of the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Effective July 31, 2007, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of our authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding from 17,768,607 to 5,923,106.  All shares and per share amounts in our consolidated financial statements and related notes have been retroactively adjusted to reflect the one-for-three reverse stock split for all periods presented.

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

Results of Operations

During the years ended July 31, 2010 and 2009, we had no revenue.

Salaries, benefits and payroll taxes totaled $107,500 and $88,210 for the years ended July 31, 2010 and 2009, respectively.

We incurred non-cash stock-based compensation expense of $26,250 and $184,750 during the years ended July 31, 2010 and 2009, respectively, as a result of issuing shares to our employees, directors and consultants for services in 2010 and stock options in 2009.

Professional and consulting fees were $73,096 and $60,750 for the years ended July 31, 2010 and 2009, respectively.

Travel expenses totaled $18,957 and $9,572 for the years ended July 31, 2010 and 2009, respectively.

Contract labor was $75,000 and $56,250 for the years ended July 31, 2010 and 2009, respectively.

Insurance expenses totaled $22,145 and $30,683 for the years ended July 31, 2010 and 2009, respectively.

For the years ended July 31, 2010 and 2009, we incurred other general and administrative expenses of $11,293 and $10,548, respectively.

Interest expense was $4,778 and $21,834 for the years ended July 31, 2010 and 2009, respectively.  Interest for the 2010 period was significantly lower than for the 2009 period, as we converted promissory notes and related interest totaling $681,321 into shares of Series A convertible preferred stock during the 2009 fiscal year.

March 1, 2005 to July 31, 2010.  For the period from March 1, 2005 to July 31, 2010, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $6,858,944 for the period.

Liquidity and Capital Resources

Since our inception through July 31, 2010, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $1,930,508 offset the $2,113,105 used in operating activities and $123,606 used in investing activities.  For the year ended July 31, 2010, $123,840 provided by financing activities offset $103,776 used in operating activities.

We had deficiency in working capital of $382,524 at July 31, 2010, primarily as a result of accrued salaries and outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.  Of our current liabilities totaling $414,315, accrued compensation is $228,125.  The officers for whom compensation has been accrued have agreed that this compensation will be paid only if the Company successfully obtains sufficient financing to fund its plan of operation.

During the year ended July 31, 2010, we borrowed $120,000 and sold 3,200 shares of preferred stock for $1,600.  We also received $2,240 from NMKT pursuant to its $100,000 deposit obligation under the letter of intent.  Through July 31, 2010, NMKT had paid us $77,240 of its $100,000 deposit obligation pursuant to the letter of intent.  The deposit was accounted for as a capital contribution because we were not obligated to pay back the deposit.  We terminated any further negotiations with NMKT on June 30, 2010, as no significant progress had been made since entering into the letter of intent in February 2008.

During the year ended July 31, 2010, we issued convertible promissory notes to unrelated third parties totaling $120,000.  During the year, one of the notes in the principal amount of $20,000 was converted into 42,400 shares of preferred stock, including $1,200 of accrued interest.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2010, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $6,858,944.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2011.

Contractual Obligations

We lease office space on a month-to-month basis at a rate of $150 per month.  We have no other contractual commitments.

Plan of Operations

As of the date hereof, we do not have any plans for business operations, merger or acquisition.

We must raise additional capital to support our ongoing existence while we search for other merger opportunities.  We cannot assure you that we will be able to complete additional financings successfully.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2010, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Stock-based Compensation.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of our stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, we recorded $26,250, $184,750, and $3,401,203 as stock-based compensation on the stock options granted during the years ended July 31, 2010, July 31, 2009 and for the period from March 1, 2005 (inception) through July 31, 2010.

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2010, after recognition of the one-for-three reverse stock split, there were 6,391,356 and 2,043,333 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

We have audited the accompanying balance sheets of Worldwide Strategies Incorporated., as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years in the period ended July 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the years in the period ended July 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
October 25, 2010

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2010

Assets
Current Assets:
Cash	$20,237
Prepaid expenses	11,554

Total current assets	31,791

Office equipment, net of accumulated depreciation of $22,572(Note 1)	51
Deposits	150

Total assets	$31,992

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$33,828
Accounts payable, related party(Note 2)	4,269
Accrued compensation(Note 3)	228,125
Accrued liabilities (Note 5)	3,047
Accrued liabilities, related party (Note 4)	34,523
Notes payable (Note 4)	110,523

Total current liabilities	414,315

Shareholders’ deficit (Note 4 and 5):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
12,496,234 shares issued and outstanding	12,497
Additional paid-in capital	6,462,632
Deficit accumulated during development stage	(6,858,944)

Total shareholders’ deficit	(382,323)

Total liabilities and shareholders' deficit	$31,992

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			March 1, 2005
			(Inception)
	For the Year Ended		Through
	July 31,		July 31,
	2010	2009	2010

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	107,500	88,210	1,000,875
Stock based compensation (Note 6)	26,250	184,750	3,401,203
Professional and consulting fees	73,096	60,750	847,825
Travel	18,957	9,572	247,372
Contract labor	75,000	56,250	483,000
Insurance	22,145	30,683	242,306
Depreciation	619	1,859	140,227
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	11,293	10,548	206,788

Total operating expenses	334,860	442,622	6,750,612
Loss from operations	(334,860)	(442,622)	(6,746,662)

Other expense:
Interest expense	(4,778)	(21,834)	(112,282)

Loss before income taxes	(339,638)	(464,456)	(6,858,944)

Income tax provision (Note 7)	—	—	—

Net loss	$(339,638)	$(464,456)	$(6,858,944)

Basic and diluted loss per share	$(0.016)	$(0.036)

Basic and diluted weighted average
common shares outstanding	21,093,731	12,999,433

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During
	Shares	Par Value	Shares	Par Value	Capital	Development Stage	Total
Balance at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—

March 1, 2005, sale of common stock to founders' (Note 6)	—	—	1,733,402	1,733	3,467	—	5,200
April through June 2005, sale of common stock in private offering at $.75 per share, net of $65,089 of offering costs (Note 6)	—	—	840,033	840	564,071	—	559,911
July 2005, stock issued in recapitalization with Barnett Energy Corp. (Note 1)	—	—	778,539	779	(828)	—	(49)

July 8, 2005, following recapitalization	—	—	3,351,974	3,352	566,710	—	565,062
July 2005, sale of common stock in private offering at $.75 per share, net of $25,000 of offering costs (Note 6)	—	—	333,347	333	224,667	—	225,000
Net loss, March 1, 2005 (Inception) through July 31, 2005	—	—	—	—	—	(323,298)	(323,298)

Balance at July 31, 2005	—	—	3,685,321	3,685	791,377	(323,298)	466,764

August 2005, collection of common stock subscriptions (Note 6)			—	—	—	—	5,000
August 2005, sale of common stock in private offering at $.75 per share, net of $49,500 of offering costs (Note 6)	—	—	660,026	660	444,840	—	445,500
July 2006, sale of common stock in private offering at $.15 per share, net of $9,500 of offering costs (Note 6)	—	—	633,359	634	84,866	—	85,500
Stock options issued in exchange for accrued compensation and expenses (Note 6)	—	—	—	—	2,498,113	—	2,498,113
Stock warrants issued in exchange for the Cascade Letter of Intent termination (Note 6)	—	—	—	—	49,500	—	49,500
Net loss, for the year ended July 31, 2006	—	—	—	—	—	(3,659,020)	(3,659,020)
Balance at July 31, 2006	—	—	4,978,706	4,979	3,868,696	(3,982,318)	(108,643)

August 2006, sale of common stock in private offering at $.15 per share, net of $10,750 of offering costs (Note 6)	—	—	750,030	750	100,999	—	101,749
Common stock issued in exchange for commission and interest (Note 6)	—	—	73,531	74	17,651	—	17,725
Common stock issued in exchange for consulting fees (Note 6)	—	—	120,839	121	27,879	—	28,000
Stock options vesting in period (Note 6)	—	—	—	—	583,990	—	583,990
Common stock issued in exchange for all the outstanding stock of Centric Rx Inc (Note 8)	—	—	2,250,000	2,250	39,423	—	41,673
Net loss, for the year ended July 31, 2007	—	—	—	—	—	(1,226,319)	(1,226,319)
Balance at July 31, 2007	—	—	8,173,106	8,174	4,638,638	(5,208,637)	(561,825)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

Deficit
				Additional	Accumulated
Preferred Stock		Common Stock		Paid-In	During
Shares	Par Value	Shares	Par Value	Capital	Development Stage	Total
August 2007, common stock issued at $.15 to pay promissory note( Note 6)	—	—	500,000	500	74,500	—	75,000
Common stock issued in exchange for interest (Note 6)	—	—	160,105	160	12,890	—	13,050
Common stock issued in exchange for unpaid effort (Note 6)	—	—	450,000	450	19,800	—	20,250
Capital contribution (Note 6)	—	—	—	—	50,000	—	50,000
Stock options vesting in period (Note 6)	—	—	—	—	38,350	—	38,350
Expenses paid-capital contribution	—	—	—	—	1,797	—	1,797
Net loss, for the year ended July 31, 2008	—	—	—	—		(846,213)	(846,213)
Balance at July 31, 2008	—	—	9,283,211	9,284	4,835,975	(6,054,850)	(1,209,591)

Common stock issued in exchange for interest (Note 6)	—	—	18,023	18	2,451	—	2,469
Deposit on proposed acquisition (Note 9)	—	—	—	—	25,000	—	25,000
Expenses paid-capital contribution (Note 6)	—	—	—	—	395	—	395
Common stock issued in exchange for unpaid effort (Note 6)	—	—	2,925,000	2,925	176,825	—	179,750
Stock options vesting in period (Note 6)	—	—	—	—	12,000	—	12,000
Preferred stock issued in exchange for convertible promissory notes (Notes 5 and 6)	1,362,643	1,363	—	—	679,958	—	681,321
Preferred stock issued for cash	16,000	16	—	—	7,984	—	8,000
Accrued salaries forgiven (Note 2)	—	—	—	—	642,537	—	642,537
Net loss, for the year ended July 31, 2009	—	—	—	—	—	(464,456)	(464,456)
Balance at July 31, 2009	1,378,643	1,379	12,226,234	12,227	6,383,125	(6,519,306)	(122,575)

Common stock issued in exchange for consulting fees (Note 6)			270,000	270	20,830		21,100
Deposit on proposed acquisition (Note 9)					2,240		2,240
Preferred stock issued in exchange for convertible promissory notes (Notes 5 and 6)	42,400	42			21,158		21,200
Preferred stock issued for cash	3,200	3			1,597		1,600
Preferred stock issued in exchange for unpaid effort (Note 6)	67,500	68			33,682		33,750
Net loss, for the year ended July 31, 2010						(339,638)	(339,638)

Balance at July 31, 20010	1,491,743	$1,492	12,496,234	$12,497	$6,462,632	$(6,858,944)	$(382,323)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

			March 1, 2005
			(Inception)
	For the Year Ended		Through
	July 31,		July 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(339,638)	$(464,456)	$(6,858,944)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	619	1,859	140,227
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 6)	26,250	184,750	3,401,203
Consulting expense paid in common stock	21,100	—	49,100
Consulting expense paid in preferred stock	7,500	—	7,500
Expenses paid with capital contribution	—	91,245	93,042
Interest expense paid in common stock(Note 6)	—	9,469	33,744
Interest expense paid in preferred stock(Notes 5 and 6 )	1,200	3,545	4,745
Interest expense capitalized as principal	—	8,820	54,033
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	306	23,141	(51,278)
Accounts payable	(23,561)	9,805	38,097
Accrued liabilities	202,448	63,247	825,377
Net cash used in
operating activities	(103,776)	(68,575)	(2,113,105)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock(Note 6)	1,600	8,000	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 9)	2,240	25,000	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party (Note 4)	—	10,000	286,301
Proceeds from notes payable (Note 5)	120,000	18,440	120,000
Net cash provided by
financing activities	123,840	61,440	1,930,508

Net change in cash.	20,064	(7,135)	(306,203)

Cash, beginning of period	173	7,308	—

Cash, end of period	$20,237	$173	$(306,203)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes (Note 4)	$20,000	$652,274	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

On July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Centric Rx, Inc., (“Centric”) in exchange for 2,250,000 shares of the Company’s common stock.  As a result of the acquisition, Centric is now a wholly owned subsidiary of the Company and the results of its operation have been included in the Company’s consolidated financial statements since the date of acquisition.

Development Stage

The Company and its subsidiaries are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2010, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $339,638, $464,456, and $6,858,944 for the years ended July 31, 2010, July 31, 2009 and for the period from March 1, 2005 (inception) through July 31, 2010, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2010, and has an accumulated deficit of $6,858,944. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the year ended July 31, 2010, the Company obtained an additional $2,240 as partial payment of item (ii) in the NMKT letter of intent. Additionally during the year ended July 31, 2010, the Company issued preferred stock for $1,600 and convertible promissory notes, in exchange for $120,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2010.

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
	July 31,
	2010	2009
Office equipment	$10,600	$10,600
Software	12,023	12,023
	22,623	22,623
Accumulated depreciation	2,572	21,953
Property and equipment - net	$51	$670

Depreciation expense for the years ended July 31, 2010, July 31, 2009 and for the period from March 1, 2005 (inception) through July 31, 2010 totaled $619, $1,859 and $140,227, respectively.

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

Offering Costs

The Company defers offering costs, such as legal, commissions and printing costs, until such time as the offering is completed.  At that time, the Company offsets the offering costs against the proceeds from the offering.  If an offering unsuccessful, the costs are charged to operations at that time.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share includes the impact of issuing 1,491,743 shares of Series A Convertible Preferred Stock and excludes the impact of other contingently exercisable common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2010 there were 6,391,356 and 2,043,333 vested common stock options and warrants outstanding, respectively, which were excluder from the calculation of net loss per share-diluted because they are antidilutive.

Stock-based Compensation

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In prior years, employee stock-based compensation awards were measured based on the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option.  Compensation expense was recognized on the date of grant or on the straight-line basis over the option-vesting period.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result of the change in accounting policy, the Company recorded $26,250, $184,750, and

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

$3,401,203 as stock-based compensation on the stock options granted during the years ended July 31, 2010, July 31, 2009 and for the period from March 1, 2005 (inception) through July 31, 2010.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2010, after recognition of the one for three reverse stock split, there were 6,391,356 and 2,043,333 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Fiscal Year-end

The Company’s year-end is July 31.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51 . Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The adoption of FASB 166 is not expected to have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51 . Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The adoption of FASB 166 is not expected to have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140". The objective of this Statement is to improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement. The adoption of FASB 166 is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In this statement it sets forth the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. Under this circumstance, the entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial period ending after June 15, 2009. The adoption of FASB 165 is not expected to have a material impact on the Company's financial statements.

(2)	Accounts payable related parties

At July 31, 2010, the Company was indebted to related parties for expenses incurred on behalf of the Company totaling $4,269.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(3)	Accrued compensation

At July 31, 2010 and July 31, 2009 accrued compensation totals $228,125 and $45,625 respectively. The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)	Related party transactions

Preferred stock

In May 2010 five directors and two officers were each issued 7,500 preferred shares totaling 52,500 shares in exchange for uncompensated services. This amount ($26,250) is reflected in the accompanying financial statements as stock based compensation

In December, 2008 outstanding notes, including accrued interest which was capitalized, totaling $322,981 were repaid with the issuance of 645,962 shares of preferred stock. An additional note in the amount of $10,000 was issued to the CEO for cash in April 2009. The note, including $210 in accrued interest, was repaid by issuing 20,420 shares of preferred stock in July 2009.

Common Stock

In April 2009, the Company issued 2,200,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by two officers, valued at $154,000. The shares were valued at $.07 per share based on the fair value on the date of grant and are reflected in the accompanying financial statements as stock based compensation.

In December 2008, the Company issued a total of 425,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by two officers and five directors.  The shares were valued at $.03 per share based on the fair value of the shares in the month they were issued. This amount ($12,750) is reflected in the accompanying financial statements as stock based compensation.

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

During October 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $20,000. The note and accrued interest at 12% was due on April 9, 2010. The principal and accrued interest was converted into 42,400 Series A shares at $.50 per share upon the election of the holder. Interest expense for this note payable was $1,200 for the year ended July 31, 2010.

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note which became due and payable on May 21, 2010 was extended to December 31, 2010. The note which bears interest at 8% is due on December 31, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder. Interest expense for this note payable was $1,233 for the year ended July 31, 2010.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note which became due and payable on July 31, 2010 was extended to December 31, 2010. The note which bears interest at 8% is due on December 31, 2010 and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder. Interest expense for this note payable was $1,000 for the year ended July 31, 2010.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

During February 2010, the Company issued a promissory note to an unrelated third party in exchange for $20,160. The note which bears interest at 9.47% is payable in monthly installments of $2,104.54 with the final payment in December 2010. Interest expense for this note payable was $531 for the year ended July 31, 2010.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note which bears interest at 9% is due on September 23, 2010 and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. Interest expense for this note payable was $814 for the year ended July 31, 2010.

(6)  Shareholders’ Equity

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

In May 2010, the Company issued 3,200 preferred shares at $.50 for cash in the amount of $1,600.

In May 2010 a consultant was issued 15,000 preferred shares in exchange for consulting services. This amount ($7,500) is reflected in the accompanying financial statements as professional and consulting fees.

In June 2010 an outstanding note, including accrued interest, which was capitalized, totaling $21,200 was repaid with the issuance of 42,400 shares of preferred stock.

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

In August 2008, the Company issued a total of 18,023 shares of the Company’s common stock in exchange for $2,469 in interest on five convertible notes payable May 2008, September 2008, October 2008 , December 2008 and January 2009.  The shares were valued based on the fair value of the shares in the period interest was accrued.

In December 2008, the Company issued a total of 200,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by one employee and four consultants. The shares were valued at $.03 per share based on the fair value of the shares in the month they were issued. This amount ($6,000) is reflected in the accompanying financial statements as stock based compensation.

In April 2009, the Company issued 100,000 shares of the Company’s common stock in exchange for a $7,000 premium on a promissory note. This expense is reflected in the financial statements as interest expense.

In August 2009, the Company issued 25,000 shares of the Company’s common stock in exchange for services valued at $2,000. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In September 2009, the Company issued 200,000 shares of the Company’s common stock in exchange for services valued at $10,000. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In October 2009, the Company issued 20,000 shares of the Company’s common stock in exchange for services valued at $1,600. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In April 2010, the Company issued 25,000 shares of the Company’s common stock in exchange for services valued at $7,500. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

On March 16, 2006, the Company granted options to an officer to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.53 per share. 33,333 options were fully vested on the grant date, an additional 33,333 options vest on March 16, 2007, and the remaining 33,334 options vest on March 16, 2008.  All of the options expire on March 16, 2011.  In February 2007, the Company accelerated the vesting date to November 30, 2006; the date the officer left employment, and recognized $137,000 as stock based compensation in the accompanying financial statements to reflect the vested portion during the year ended July 31, 2007.  The total compensation costs for the modified share options were measured on the date of modification and no incremental costs resulted from the modification.  Therefore compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services have been rendered.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
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

In December 2008, the Company granted two officers, five directors, one employee and four consultants options to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $.015 per share, in exchange for unpaid services expenses.  All 600,000 options were fully vested on the grant date.  The quoted market price of the stock was $.02 per share on the grant date.  The Company valued the options at $.02 per share, or $12,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:
			March 1, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	July 31, 2010	July 31, 2009	July 31, 2010
Net loss, as reported	$(339,638)	$(464,456)	$(6,858,944)
Decrease due to:
Employee stock options	-	-	(29,453)
Pro forma net loss	$(339,638)	$(464,456)	$(6,888,397)

As reported:
Net loss per share - basic and diluted	$(0.016)	$(0.036)
Pro Forma:
Net loss per share - basic and diluted	$(0.016)	$(0.036)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:
Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through July 31, 2008	Fair Value Incurred Through July 31, 2008
4/30/2005	100,000	$11,160	100,000	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	30,000	7,222
	363,334	$45,460	363,334	$29,453

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2010:
	Total	Exercisable	Per Share	Per Share	Value	Life
Outstanding at March 31, 2005 (Inception)	-	-	$-	$-	-	-
Granted	3,026,667	3,026,667	$0.75	$0.75	-	.79 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	(20,000)	(20,000)	$-	$-	-	N/A
Outstanding at July 31, 2005	3,006,667	3,006,667	$0.75	$0.75	-	.79 years

Granted	4,793,029	4,793,029	$0.06-$3.36	$0.35	256,863	1.69 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2006	7,799,696	7,799,696	$0.06-$3.36	$0.50	256,863	1.34 years

Granted	2,883,363	2,883,363	$0.18-$0.75	$0.35	-	4.09 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2007	10,683,059	10,683,059	$0.06-$3.36	$0.46	256,863	2.08 years

Granted	475,000	475,000	$0.11	$0.11	-	3.83 years
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	256,863	2.16 years

Granted	600,000	600,000	$0.02	$0.02	-	4.36
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	-	-	$-	$-	-	N/A
Outstanding at July 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	256,863	2.27 years

Granted	-	-	$-	$-	-	N/A
Exercised	-	-	$-	$-	-	N/A
Cancelled/Expired	3,323,370	3,323,370	$0.75	$0.75	-	N/A
Outstanding at July 31, 2010	8,434,689	8,434,689	$0.015-$3.36	$0.42	256,863	1.86 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2010:
			Total
Description	Options	Warrants	Awards
Outstanding at March 31, 2005 (inception)	-	-	-
Granted	120,000	2,906,667	3,026,667
Exercised	-	-	-
Cancelled/Expired	(20,000)	-	(20,000
Outstanding at July 31, 2005	100,000	2,906,667	3,006,667

Granted	3,416,362	1,376,667	4,793,029
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2006	3,516,362	4,283,334	7,799,696

Granted	2,133,333	750,030	2,883,363
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059

Granted	475,000	-	475,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059

Granted	600,000	-	600,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059

Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	333,339	2,990,031	3,323,370
Outstanding at July 31, 2010	6,391,356	2,043,333	8,434,689

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(7)           Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	July 31,
	2010	2009
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.06%	3.06%
Net operating loss (NOL) for which
no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At July 31, 2010, the Company fully allowed for any deferred tax asset that it may have as a result of its accumulated losses of $6,858,944.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.   The net operating loss carryforward expires through the year 2030.

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

As Centric was acquired on July 31, 2007, the operations of Centric are included in the consolidated financial statements for year ended July 31, 2010.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(9)           Letters of Intent

NewMarket Technology, Inc.

In February 2008, the Company entered into a letter of intent with NewMarket Technology, Inc. (“NMKT”). Pursuant to the letter of intent, NMKT was to acquire a 51% in the Company in exchange for (i) the assumption of all of the Company’s outstanding debts and (ii) the payment of $100,000.  NMKT’s ownership interest was to be protected from dilution for three years.  The transaction was to be subject to the execution of a mutually satisfactory definitive stock purchase agreement and the completion of due diligence.  Withdrawal from the transaction by either party would subject the withdrawing party to a claim for the legal and due diligence expenses of the other party, not to exceed $100,000.

Through July 31, 2010, the Company received $77,240 from NMKT as partial payment of item (ii) in the letter of intent.  The Company terminated any further negotiations with NMKT on June 30, 2010, as no significant progress had been made since entering into the letter of intent in February 2008.

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

(11)           Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a “virtual” office at a rate of $150 per month.  Rent expense for the years ended July 31, 2010 and 2009, and for the period from March 1, 2005 (inception) through July 31, 2010 totaled $1,800, $1,800 and $51,231, respectively.

(12)           Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At July 31, 2010, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

During the fiscal years ended July 31, 2008 and 2007 and through the subsequent interim period up through the date of dismissal (October 16, 2009), there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&H, would have caused C&H to make reference thereto in its report on our financial statements for such years.  Further, there were no reportable events as described in Item 304(a)(1)(iv) or (v) of Regulation S-K occurring within the our two most recent fiscal years and the subsequent interim period up through the date of dismissal (October 16, 2009).

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

Changes in Internal Controls over Financial Reporting

Our principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was effective during the fiscal year ended July 31, 2010.

Respectfully,
James P.R. Samuels, Chief Executive Officer
W. Earl Somerville, Chief Financial Officer

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	63	President, Chief Executive Officer and Director
W. Earl Somerville	72	Chief Financial Officer, Secretary, Treasurer and Director
Frank J. Deleo	54	Director
Robert T. Kane	67	Director
Edward J. Weisberg	53	Director
Gregory Kinney	48	Director

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

W. Earl Somerville, Chief Financial Officer, Secretary and Treasurer. Earl Somerville has been our chief financial officer, secretary and treasurer since June 2005 and became a director in October 2010.  He has over 37 years of experience in accounting.  He has been self-employed as a chartered accountant in Oakville, Ontario, Canada, since 1992.  From 1984 to 1991, he was a vice president of finance for Facet of Canada Inc., a Canadian holding company whose subsidiaries were engaged in the manufacture and distribution of automotive products.  He was the divisional controller for Canadian Fram Limited from 1974 to 1991, a manufacturer of auto parts.  Mr. Somerville is a member of the Institute of Chartered Accountants of Ontario.

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

Edward J. Weisberg, Director.  Mr. Weisberg has been a director since September 2005.  He has been the Vice President of Online Marketing for CCA Global Partners, Inc., a privately-held company, since August 2010.  CCA Global is a parent organization that provides its member companies with access to products, systems and services.  Mr. Weisberg has also been the Managing Partner of Ecommerce Expertise, a consulting practice dedicated to assisting companies with Internet marketing and improving eCommerce profitability, since September 2008.  From December 2009 to August 2010, he held the position of Director of Business Development at Keyword Connects, LLC, an online lead generation company based in Waltham, Massachusetts.  From January 2008 to October 2009, he was Vice President of Innovaro (formerly UTEK) Corporation, a public corporation based in

Tampa, Florida, which provides innovation and patent licensing services.  From April 2004 to July 2007, he was the vice president of eCommerce of iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services.  He was responsible for leading that company’s efforts toward direct web-based sales of products and services.  From 1995 until April 2003, he co-founded and served as president of BX.com Inc., a Providence, Rhode Island company that provides eCommerce web site development, hosting, and Internet marketing support.  Prior to founding BX.com, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc.  Mr. Weisberg is also on the board of advisors of Sustainable Minds, LLC, and ZebraTickets, LLC, both privately-held companies.  Mr. Weisberg has a Masters degree in management from MIT/Sloan School of Management and a bachelors degree in social psychology from the University of Pennsylvania.

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

Committees

Audit Committee.  Our only audit committee member at this time is Edward J. Weisberg.  The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its responsibility to oversee (1) the integrity of our financial statements, controls and disclosure; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants and of its internal audit staff; and (4) our compliance with legal and regulatory requirements.

The Audit Committee has the sole authority to appoint our independent accountants, subject to any shareholder ratification.  The Audit Committee also prepares the annual Audit Committee report required by the rules and regulations of the Securities and Exchange Commission to be included in our annual proxy statement.

The Audit Committee is seeking to identify its financial expert.

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

The board of directors will consider candidates for director positions that are recommended by any of our stockholders.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2010.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Reporting Person	Date Report Due	Date Report Filed
Christensen , Donald A.	Form 4 due December 16, 2008	Not yet filed
Christensen , Donald A.	Form 4 due December 30, 2008	Not yet filed
Christensen , Donald A.	Form 4 due February 5, 2009	Not yet filed
Christensen, Donald A.	Form 4 due May 21, 2010	Not yet filed
Deleo, Frank J.	Form 4 due December 16, 2008	Not yet filed
Deleo, Frank J.	Form 4 due December 30, 2008	Not yet filed
Deleo, Frank J.	Form 4 due May 21, 2010	Not yet filed
Kane, Robert T.	Form 4 due December 16, 2008	Not yet filed
Kane, Robert T.	Form 4 due December 30, 2008	Not yet filed

Reporting Person	Date Report Due	Date Report Filed
Kane, Robert T.	Form 4 due February 5, 2009	Not yet filed
Kane, Robert T.	Form 4 due May 21, 2010	Not yet filed
Kinney, Gregory	Form 4 due December 16, 2008	Not yet filed
Kinney, Gregory	Form 4 due December 30, 2008	Not yet filed
Kinney, Gregory	Form 4 due May 21, 2010	Not yet filed
Samuels, James P.R.	Form 4 due December 16, 2008	Not yet filed
Samuels, James P.R.	Form 4 due December 30, 2008	Not yet filed
Samuels, James P.R.	Form 4 due February 5, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 4, 2009	Not yet filed
Samuels, James P.R.	Form 4 due July 6, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 21, 2010	Not yet filed
Somerville, W. Earl	Form 4 due December 16, 2008	Not yet filed
Somerville, W. Earl	Form 4 due December 30, 2008	Not yet filed
Somerville, W. Earl	Form 4 due February 5, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 4, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 21, 2010	Not yet filed
Weisberg, Edward J.	Form 4 due December 16, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due December 30, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due February 5, 2009	Not yet filed
Weisberg, Edward J.	Form 4 due May 21, 2010	Not yet filed
Philip Verges	Form 3 due June 26, 2008	Not yet filed
Philip Verges	Form 4 due December 16, 2008	Not yet filed
Philip Verges	Form 4 due December 30, 2008	Not yet filed

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31, 2010.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James P.R. Samuels, President and CEO	2010	$107,500	-	-	-	-	$107,500
	2009	$81,025	-	$87,000	$2,000	-	$170,025
W. Earl Somerville, CFO	2010	$75,000	-	-	-	-	$75,000
	2009	$56,250	-	$73,000	$2,000	-	$131,250
_______________
(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Outstanding Equity Awards at 2010 Fiscal Year-End Table.

Our Board of Directors has approved employment agreements for James P.R. Samuels and W. Earl Somerville with salaries of $215,000 and $150,000 per year, respectively.  We accrued the full amount of Mr. Samuel’s and Mr. Somerville’s salaries during the first quarter of the 2009 fiscal year.  During the year ended July 31, 2009, Mr. Samuels received cash compensation of approximately $400.  Effective January 31, 2009, Mr. Samuels and Mr. Somerville forgave $642,537 of accrued compensation.  We did not accrue Mr. Samuels’ and Mr. Somerville’s compensation again until the fourth quarter of the 2009 fiscal year, and then only at half of their contract values.  We continued to accrue Mr. Samuels’ and Mr. Somerville’s compensation at half of their contract values for the 2010 fiscal year.  Mr. Samuels and Mr. Somerville will not receive any payments on accrued compensation until the Company develops or acquires operations and begins to record revenue.

On December 10, 2008, the Board of Directors authorized the issuance of options to purchase 100,000 shares of common stock to each of Mr. Samuels and Mr. Somerville.  The options were exercisable for five years at a price of $0.015 per share.

On December 24, 2008, our Board of Directors authorized the issuance of 100,000 shares to each of Mr. Samuels and Mr. Somerville for services rendered to the Company.  The shares were valued at $0.03 per share, the closing market price on the date of the issuance.

On April 28, 2009, the Board of Directors authorized a further issuance of shares for services rendered in the amount of 1,200,000 shares to Mr. Samuels and 1,000,000 shares to Mr. Somerville.  These shares were valued at $0.07 per share, the closing market price on the date of the issuance.

We have formed a Compensation Committee comprised of members of the Board of Directors.  The compensation committee reviewed and approved the employment agreements described above.  The current members of the Compensation Committee are Frank J. Deleo and Robert T. Kane.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2010.  The number of options granted and exercise prices have been retroactively restated to reflect the 3-to-1 reverse-stock-split of our common stock.

Outstanding Equity Awards at 2010 Fiscal Year-End Table
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James P.R. Samuels	100,000 (1)	-	-	$0.015	12/10/2013
	125,000 (2)	-	-	$0.11	5/29/2013
	133,334 (3)	-	-	$0.24	6/22/2014
	133,334 (4)	-	-	$0.18	4/17/2014
	591,667 (5)	-	-	$0.06	6/01/2011
	90,000 (6)	-	-	$0.15	7/21/2011
W. Earl Somerville	100,000 (1)	-	-	$0.015	12/10/2013
	125,000 (2)	-	-	$0.11	5/29/2013
	133,334 (3)	-	-	$0.24	6/22/2014
	133,334 (4)	-	-	$0.18	4/17/2014
	335,000 (5)	-	-	$0.06	6/01/2011
	67,000 (6)	-	-	$0.15	7/21/2011
_________________
(1)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 367.96%.
(2)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 336.4%.
(3)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 220.8%.
(4)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 202.1%.
(5)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 140%.
(6)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 139.92%.

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Donald A. Christensen	-	$3,750	-	-	$3,750
Frank J. Deleo	-	$3,750	-	-	$3,750
Robert T. Kane	-	$3,750	-	-	$3,750
Edward J. Weisberg	-	$3,750	-	-	$3,750
Gregory Kinney	-	$3,750	-	-	$3,750

(1)
On May 19, 2010, the Board of Directors authorized the issuance of 7,500 shares of Series A Preferred Stock to each officer and director for services rendered to the Company.   The shares were valued at $0.50 per share.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2010.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the Common Stock and Preferred Stock on a combined basis:

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	2,821,669 (3)	351,755	5,020,138	21.8%
Dirk Van Keulen Heemraadslag 14 Gouda, Netherlands 2805DP	588,323 (4)	507,065	3,757,479	17.1%
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	901,666 (5)	275,268	2,622,091	11.7%
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	2,217,001 (6)	30,117	2,405,232	10.6%
Dirk S. Nye 2119 Larimer St #2 Denver, Colorado 80205	965,002 (7)	144,904	1,870,652	8.4%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	504,999 (8)	16,697	609,358	2.7%
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	474,999 (9)	18,997	593,729	2.7%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	474,999 (10)	7,500	521,874	2.3%

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	125,000 (11)	7,500	171,875	0.8%
All officers and directors as a group (8 persons)	6,618,667 (12)	432,566	9,322,206	40.9%
_________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from September 13, 2010, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 21,819,629 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our outstanding Preferred Stock.  This amount includes 12,496,234 shares of common stock and 9,323,395 shares of common stock issuable upon exercise of the outstanding Preferred Stock.

(3)	Includes 66,667 shares issuable upon the exercise of warrants and 1,173,335 shares issuable upon the exercise of vested stock options.
(4)
Includes 73,334 shares of common stock held by Mr. Van Keulen’s wife, 133,334 shares issuable upon exercise of warrants of which 66,667 are held by his wife, and 50,000 shares issuable upon the exercise of vested stock options.

(5)	Includes 66,667 shares issuable upon exercise of warrants and 574,999 shares issuable upon exercise of vested stock options.
(6)	Includes 66,667 shares issuable upon exercise of warrants and 893,666 shares issuable upon exercise of vested stock options.
(7)
Includes 66,667 shares of common stock held by DSN Enterprises Ltd., 220,000 shares of common stock held by Mr. Nye’s wife, 20,420 shares of preferred stock held by Mr. Nye’s wife, 66,667 shares issuable upon exercise of warrants, and 511,668 shares issuable upon exercise of vested stock options of which 195,000 are held by DSN Enterprises Ltd.

(8)	Includes 429,999 shares issuable upon exercise of vested stock options.
(9)	Includes 399,999 shares issuable upon exercise of vested stock options.
(10)	Includes 399,999 shares issuable upon exercise of vested stock options.
(11)	Includes 50,000 shares issuable upon exercise of vested stock options.
(12)	Includes 133,334 shares issuable upon exercise of warrants and 3,346,998 shares issuable upon exercise of vested stock options.

James P.R. Samuels may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

We are not aware of any arrangements that might result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2010:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	6,391,356	$0.42	-0-
Total	6,391,356	-0-	500,000

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

As of July 31, 2010, no Stock Rights had been granted under the Plan.

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

Conversion of Loans into Preferred Stock.  Effective January 31, 2009, we converted $322,981 of related-party debt into Series A Convertible Preferred Stock (“Series A”) shares at $0.50 per share.  We issued 645,963 Series A shares in exchange for the release of the debt.  Dirk Van Keulen and Dirk Nye, who own more than 5% of the voting stock of the Company, also converted their notes totaling $300,174 into 600,349 shares of Series A.  In July 2009, James P.R. Samuels and Linda Nye converted their notes totaling $20,420 into 40,840 shares of Series A.

The following table identifies the number of Series A shares we issued to our officers and directors, Mr. Van Keulen and the Nye’s as payment for their notes:
Name	Preferred Shares
Dirk Van Keulen	497,065
James P.R. Samuels	344,255
Donald A. Christensen	267,768
Dirk S. Nye & Linda Nye	123,704
W. Earl Somerville	22,617
Robert T. Kane	11,497

Name	Preferred Shares
Edward J. Weisberg	9,198
Total	1,287,152

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

Director Independence.  Frank J. Deleo, Robert T. Kane, Edward J. Weisberg, and Gregory Kinney are considered independent directors.  We define director independence pursuant to NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2009	$17,561	-0-	-0-	-0-
2010	$9,000	-0-	-0-	-0-

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

WORLDWIDE STRATEGIES INCORPORATED

Date: October 29, 2010	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P.R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2010
James P.R. Samuels
/s/ W. Earl Somerville	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	October 29, 2010
W. Earl Somerville

	Director	October __, 2010
Frank J. Deleo

/s/ Robert T. Kane	Director	October 29, 2010
Robert T. Kane

/s/ Edward J. Weisberg	Director	October 29, 2010
Edward J. Weisberg

	Director	October __, 2010
Gregory Kinney