Form 10-Q
period 2010-10-31
WORLDWIDE STRATEGIES INC
filed 2010-12-14
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 6, 2010 – 12,933,734 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2010

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	October 31,	July 31,
	2010	2010
	(unaudited)
Assets
Current Assets:
Cash	$11,465	$20,237
Prepaid expenses	5,688	11,554

Total current assets	17,153	31,791

Office equipment, net of accumulated depreciation of $22,623	—	51
Deposits	150	150

Total assets	$17,303	$31,992

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$53,723	$33,828
Accounts payable, related party(Note 2)	3,900	4,269
Accrued compensation(Note 3)	273,750	228,125
Accrued liabilities (Note 5)	3,552	3,047
Accrued liabilities, related party (Note 4)	43,717	34,523
Notes payable (Note 5)	104,209	110,523

Total current liabilities	482,851	414,315

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
12,933,734 shares issued and outstanding	12,935	12,497
Additional paid-in capital	6,488,444	6,462,632
Deficit accumulated during development stage	(6,968,419)	(6,858,944)

Total shareholders’ deficit	(465,548)	(382,323)

Total liabilities and shareholders' deficit	$17,303	$31,992

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)
			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31
	2010	2009	2010

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	26,875	26,875	1,027,750
Stock based compensation	—	—	3,401,203
Professional and consulting fees	24,061	27,543	871,886
Travel	9,010	1,493	256,382
Contract labor	18,750	18,750	501,750
Insurance	5,600	5,215	247,906
Depreciation	51	155	140,278
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	22,858	3,490	229,646

Total operating expenses	107,205	83,521	6,857,817
Loss from operations	(107,205)	(83,521)	(6,853,867)

Other expense:
Interest expense	(2,270)	(140)	(114,552)

Loss before income taxes	(109,475)	(83,661)	(6,968,419)

Income tax provision (Note 7)	—	—	—

Net loss	$(109,475)	$(83,661)	$(6,968,419)

Basic and diluted loss per share	$(0.005)	$(0.008)

Basic and diluted weighted average
common shares outstanding	21,754,397	10,463,043

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Additional	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 20010	1,491,743	$1,492	12,496,234	$12,497	$6,462,632	$(6,858,944)	$(382,323)

Common stock issued in exchange for extension of due date on note payable			350,000	350	20,650		21,000
Common stock issued in exchange for interest on note payable			37,500	38	2,212		2,250
Common stock issued in exchange for consulting services			50,000	50	2,950		3,000
Net loss						(109,475)	(109,475)

Balance at October 31, 20010	1,491,743	$1,492	12,933,734	$12,935	$6,488,444	$(6,968,419)	$(465,548)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)
			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31,
	2010	2009	2010
Cash flows from operating activities:
Net cash used in
operating activities	$(8,772)	$(19,626)	$(2,121,877)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	286,301
Proceeds from notes payable	—	20,000	446,440
Net cash provided by
financing activities	—	20,000	2,256,948

Net change in cash.	(8,772)	374	11,465

Cash, beginning of period	20,237	173	—

Cash, end of period	$11,465	$547	$11,465

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	—	—	7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$75,000	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2010, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2010, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $109,475, and $6,968,419 for the three-month period ended October 31, 2010 and for the period from March 1, 2005 (inception) through October 31, 2010, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

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

(2)           Accounts payable related parties

At October 31, 2010, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO during the three-month period ended October 31, 2010 in the amount of $45,625. The accrued compensation, totaling $273,750 including amounts accrued in prior periods, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended October 31, 2010, $9,194 in various liabilities of the Company were paid personally by the CEO. This accrual, totaling $43,717 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital.

(5)           Notes payable

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  The note holder extended the original due date from May 21, 2010 to December 31, 2010. Interest expense for this note payable was $300 for the three-month period ended October 31, 2010.

During February 2010, the Company entered into an agreement to finance the purchase of insurance policies in the amount of $22,400. After a down payment of $2,240 and finance charges of $885 the total amount of payment will be $21,045 in 10 equal amounts over 10 months commencing February 1, 2010. The effective annual interest rate is 9.47%. Interest expense for this loan is $266 for the three-month period ended October 31, 2010.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

During November 2009 the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  The note holder extended the original due date from May 21, 2010 to December 31, 2010. Interest expense for this note payable was $500 for the three-month period ended October 31, 2010.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the original due date from September 23, 2010 to January 21, 2011, Interest expense for this note payable was $1,154 for the three-month period ended October 31, 2010.

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

Common stock

In September 2010, the Company issued 50,000 shares of the Company’s common stock in exchange for consulting services provided to the Company.  The shares were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($3,000) is reflected in the accompanying financial statements as consulting fees.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In September 2010, the Company issued 350,000 shares of the Company’s common stock in exchange for extension of due date from September 23, 2010 to January 21, 2011 on a note payable. The shares were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($21,000) is reflected in the accompanying financial statements as general expenses.

In September 2010, the Company issued a total of 37,500 shares of the Company’s common stock in exchange for interest expense. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($2,250) is reflected in the accompanying financial statements as $1,500 interest expense and $750 general expenses.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2010 through October 31, 2010:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2010	8,404,689	8,404,689	$0.015-$1.53	$0.42	1.86 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	689,997	689,997	$0.75-$3.36	—	—
Outstanding at October 31, 2010	7,744,692	7,744,692	$0.015-$1.53	$0.25	1.77 years

The following changes occurred in outstanding options and warrants during the period from July 31, 2010 through October 31, 2010:

	Options	Warrants	Awards
Outstanding at July 31, 2010	6,391,356	2,043,333	8,434,689
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	30,000	659,997	689,997
Outstanding at October 31, 2010	6,361,356	1,383,336	7,744,692

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2010 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2010, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2010, after recognition of the one-for-three reverse stock split, there were 6,391,356 and 1,383,336 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended October 31, 2010 and 2009.  Salaries, benefits and payroll taxes totaled $26,875 for each of the three-month periods ended October 31, 2010 and 2009.

We did not incur any stock-based compensation expense during the three-month periods ended October 31, 2010 and 2009.

Professional and consulting fees totaled $24,061 and $27,543 for the three-month periods ended October 31, 2010 and 2009.

Travel expenses totaled $9,010 and $1,493 during the three-month periods ended October 31, 2010 and 2009.

Contract labor expenses totaled $18,750 for each of the three-month periods ended October 31, 2010 and 2009.

Insurance expenses totaled $5,600 and $5,215 during the three-month periods ended October 31, 2010 and 2009.

Depreciation of $51 and $155 was recorded during the three-month periods ended October 31, 2010 and 2009.  Almost all of our equipment is fully depreciated and, therefore, our depreciation expense has decreased substantially.

Other general and administrative expenses totaled $22,858 and $3,490 during the three-month periods ended October 31, 2010 and 2009.  Included in other expenses for the 2010 period were $21,000, being the value of 350,000 shares issued in consideration for an extension of a promissory note, and $750, relating to 37,500 shares issued as payment of interest.  The note specified issuing the shares at $0.04 per share, but the market value on the date of issuance was $0.06 per share.  Accordingly, $1,500 was recorded as interest expense and $750 was recorded as other general and administrative expenses.

We recorded $2,270 and $140 in interest expense for the three-month periods ended October 31, 2010 and 2009.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, since November 2009, we have issued convertible promissory notes totaling $50,000 and $50,000 that accrue interest at 9% and 8%, respectively.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $109,475 and $83,661 for three-month periods ended October 31, 2010 and 2009.

March 1, 2005 (inception) to October 31, 2010.  For the period from March 1, 2005 (inception) to October 31, 2010, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $6,968,419.  Almost half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,401,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $8,772 of cash in operating activities without any cash being provided by financing activities.  We have a working capital deficit of $465,698 at October 31, 2010, as compared to $382,524 at July 31, 2010.

As discussed above, we have had minimal revenues and have accumulated a deficit of $6,968,419 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional capital sufficient to continue as a going concern.  However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations.  Additional equity or debt financing will be required to continue as a going concern.  Without such additional capital, there is doubt as to whether we will continue as a going concern.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

In September 2010, the registrant issued 50,000 shares of its common stock to one investor in exchange for consulting services valued in the amount of $3,000.

In September 2010, the registrant issued 350,000 shares of its common stock to one accredited investor in exchange for a four-month extension of the maturity date of a promissory note in the principal amount of $50,000.  The shares were valued at $21,000 based on the fair value of the shares when they were issued.

In September 2010, the registrant issued 37,500 shares of its common stock to one accredited investor for interest expense.  The shares were issued at $0.04 pursuant to the terms of the note, but were valued at $0.06 per share based on the fair value of the shares when they were issued.

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

WORLDWIDE STRATEGIES INCORPORATED

Date: December 10, 2010	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2010	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)