Form 10-Q
period 2011-01-31
WORLDWIDE STRATEGIES INC
filed 2011-03-11
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 3, 2011 – 13,321,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2011

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	January 31,	July 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$7,282	$20,237
Prepaid expenses	78,318	11,554

Total current assets	85,600	31,791

Office equipment, net of accumulated depreciation of $22,623	—	51
Deposits	150	150

Total assets	$85,750	$31,992

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$47,072	$33,828
Accounts payable, related party(Note 2)	3,900	4,269
Accrued compensation(Note 3)	319,375	228,125
Accrued liabilities (Note 5)	4,729	3,047
Accrued liabilities, related party (Note 4)	53,954	34,523
Notes payable (Note 5)	115,000	110,523

Total current liabilities	544,030	414,315

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
13,321,234 and 12,496,234 shares issued and outstanding
at 1/31/11 and 7/31/10, respectively	13,322	12,497
Additional paid-in capital	6,581,057	6,462,632
Deficit accumulated during development stage	(7,054,151)	(6,858,944)

Total shareholders’ deficit	(458,280)	(382,323)

Total liabilities and shareholders' deficit	$85,750	$31,992

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Six Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31
	2011	2010	2011	2010	2011

Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	53,750	53,750	26,875	26,875	1,054,625
Stock based compensation	—	—	—	-	3,401,203
Professional and consulting fees	30,708	43,475	6,647	15,932	878,533
Travel	18,434	5,926	9,424	4,433	265,806
Contract labor	37,500	37,500	18,750	18,750	520,500
Insurance	11,200	8,073	5,600	2,858	253,506
Depreciation	51	309	—	154	140,278
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	2,278	6,575	(20,580)	3,085	209,066

Total operating expenses	153,921	155,608	46,716	72,087	6,904,533
Loss from operations	(153,921)	(155,608)	(46,716)	(72,087)	(6,900,583)

Other expense:
Interest expense	(41,286)	(1,123)	(39,016)	(983)	(153,568)

Loss before income taxes	(195,207)	(156,731)	(85,732)	(73,070)	(7,054,151)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(195,207)	$(156,731)	$(85,732)	$(73,070)	$(7,054,151)

Basic and diluted loss per share	$(0.009)	$(0.007)	$(0.004)	$(0.003)

Basic and diluted weighted average
common shares outstanding	21,882,087	20,965,372	22,030,452	21,087,753

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2010	1,491,743	$1,492	12,496,234	$12,497	$6,462,632	$(6,858,944)	$(382,323)

Common stock issued in exchange for extension of due date on note payable			700,000	700	104,300		105,000
Common stock issued in exchange for interest on note payable			75,000	75	11,175		11,250
Common stock issued in exchange for consulting services			50,000	50	2,950		3,000
Net loss						(195,207)	(195,207)

Balance at January 31, 2011	1,491,743	$1,492	13,321,234	$13,322	$6,581,057	$(7,054,151)	$(458,280)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Six Months Ended		Through
	January 31,		January 31,
	2011	2010	2010

Cash flows from operating activities:
Net cash used in
operating activities	$(27,955)	$(44,974)	$(2,141,060)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	286,301
Proceeds from notes payable	15,000	45,000	461,440
Net cash provided by
financing activities	15,000	45,000	2,271,948

Net change in cash.	(12,955)	26	7,282

Cash, beginning of period	20,237	173	—

Cash, end of period	$7,282	$199	$7,282

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2011, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $195,207, $85,732 and $7,054,151 for the six-month period and the three-month period ended January 31, 2011 and for the period from March 1, 2005 (inception) through January 31, 2011, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), we have updated references to GAAP in our financial statements for the periods ended September 30, 2009.  The adoption of ASC 105 did not impact our financial position or results of operations.

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

(2)           Accounts payable related parties

At January 31, 2011, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO during the six-month period and the three-month period ended January 31, 2011 in the amount of $91,250 and $45,625. The accrued compensation, totaling $319,375 including amounts accrued in prior periods, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended January 31, 2011, $9,194 in various liabilities of the Company were paid personally by the CEO. This accrual, totaling $53,954 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital.

(5)           Notes payable

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  The note holder extended the original due date from May 21, 2010 to December 31, 2010 and extended again to July 31, 2011. Interest expense for this note payable was $1,150 and $800 for the six-month and three-month period ended January 31, 2011.

During February 2010, the Company entered into an agreement to finance the purchase of insurance policies in the amount of $22,400. After a down payment of $2,240 and finance charges of $885 the total amount of payment will be $21,045 in 10 equal amounts over 10 months commencing February 1, 2010. The effective annual interest rate is

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.47%. The loan was paid in full by November 2010. Interest expense for this loan was $354 and $89 for the six-month and three-month period ended January 31, 2011.

During November 2009 the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible into Series A shares at $.50 per share upon the election of the holder.  The note holder extended the original due date from May 21, 2010 to December 31, 2010 and extended again to July 31, 2011. Interest expense for this note payable was $1,000 and $500 for the six-month and three-month period ended January 31, 2011.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from January 21, 2011 to May 21, 2011. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $38,560 and $37,405 for the six-month and the three-month period ended January 31, 2011.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. Interest expense for this note payable was $222 and $222 for the six-month and the three-month period ended January 31, 2011.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Common stock

In December 2010, the Company issued 350,000 shares of the Company’s common stock in exchange for extension of due date from January 21, 2011 to May 21, 2011 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.24 per share based on the fair value of the shares when they were issued.  This amount ($84,000) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In December 2010, the Company issued a total of 37,500 shares of the Company’s common stock in exchange for interest expense. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.24 per share based on the fair value of the shares when they were issued.  This amount ($9,000) is reflected in the accompanying financial statements as interest expense.

In September 2010, the Company issued 50,000 shares of the Company’s common stock in exchange for consulting services provided to the Company.  The shares were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($3,000) is reflected in the accompanying financial statements as consulting fees.

In September 2010, the Company issued 350,000 shares of the Company’s common stock in exchange for extension of due date from September 23, 2010 to January 21, 2011 on a note payable. The shares were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($21,000) which was reflected in the accompanying financial statements as general expenses in the prior quarter has been reallocated to interest expense in the current quarter.

In September 2010, the Company issued a total of 37,500 shares of the Company’s common stock in exchange for interest expense. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($2,250), which was reflected in the accompanying financial statements as $1,500 interest expense and $750 general expenses in the prior quarter has been reallocated to interest expense in the current quarter.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2010 through January 31, 2011:
				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2010	8,404,689	8,404,689	$0.015-$1.53	$0.42	1.86 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	689,997	689,997	$0.75-$3.36	—	—
Outstanding at January 31, 2011	7,744,692	7,744,692	$0.015-$1.53	$0.25	1.52 years

The following changes occurred in outstanding options and warrants during the period from July 31, 2010 through January 31, 2011:
	Options	Warrants	Awards
Outstanding at July 31, 2010	6,391,356	2,043,333	8,434,689
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	30,000	659,997	689,997
Outstanding at January 31, 2011	6,361,356	1,383,336	7,744,692

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

Plan of Operations

We previously announced our agreement to purchase the manufacturing equipment that had been used in the operations of Jasmim Glass Corporation of Marinha Grande, Portugal.  We had expected the acquisition to be completed by February 2011.  As of the date of this report, the acquisition has not been completed and we are in discussions with the sellers.

Other than the possible acquisition transaction described above, we do not have any definitive proposals for business operations, merger or acquisition.  We are in discussions with other firms but have nothing finalized at this time.  We must raise additional capital to support our ongoing existence while we search for such opportunities.  If we complete any acquisition or merger transactions, we will need to raise additional capital to support the new business.  We cannot assure you that we will be able to complete additional financings successfully.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of January 31, 2011, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2011, after recognition of the one-for-three reverse stock split, there were 6,361,356 and 1,383,336 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended January 31, 2011 and 2010.  Salaries, benefits and payroll taxes totaled $26,875 for each of the three-month periods ended January 31, 2011 and 2010.

We did not incur any stock-based compensation expense during the three-month periods ended January 31, 2011 and 2010.

Professional and consulting fees totaled $6,647 and $15,932 for the three-month periods ended January 31, 2011 and 2010.

Travel expenses totaled $9,424 and $4,433 during the three-month periods ended January 31, 2011 and 2010.

Contract labor expenses totaled $18,750 for each of the three-month periods ended January 31, 2011 and 2010.

Insurance expenses totaled $5,600 and $2,858 during the three-month periods ended January 31, 2011 and 2010.

Depreciation of $-0- and $154 was recorded during the three-month periods ended January 31, 2011 and 2010.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $(20,580) and $3,085 during the three-month periods ended January 31, 2011 and 2010.  Included in other expenses for the 2011 period were reallocations of $21,750, previously reflected as general expenses in the prior quarter, to interest expense in the current quarter.

We recorded $39,016 and $983 in interest expense for the three-month periods ended January 31, 2011 and 2010.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, since November 2009, we have issued convertible promissory notes totaling $50,000 and $50,000 that accrue interest at 9% and 8%, respectively.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.  Included in the 2011 amount is a reallocation of $21,750, previously reflected as general expenses in the prior quarter, to interest expense in the current quarter.

Our net loss was $85,732 and $73,070 for three-month periods ended January 31, 2011 and 2010.

Six Months Ended January 31, 2011 and 2010.  Salaries, benefits and payroll taxes totaled $53,750 for each of the six-month periods ended January 31, 2011 and 2010.

We did not incur any stock-based compensation expense during the six-month periods ended January 31, 2011 and 2010.

Professional and consulting fees totaled $30,708 and $43,475 for the six-month periods ended January 31, 2011 and 2010.

Travel expenses totaled $18,434 and $5,926 during the six-month periods ended January 31, 2011 and 2010.

Contract labor expenses totaled $37,500 for each of the six-month periods ended January 31, 2011 and 2010.

Insurance expenses totaled $11,200 and $8,073 during the six-month periods ended January 31, 2011 and 2010.

Depreciation of $51 and $309 was recorded during the six-month periods ended January 31, 2011 and 2010.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the three-months ended January 31, 2011.

Other general and administrative expenses totaled 2,278 and $6,575 during the six-month periods ended January 31, 2011 and 2010.

We recorded $41,286 and $1,123 in interest expense for the six-month periods ended January 31, 2011 and 2010.  Effective January 31, 2009, we converted many of our outstanding debts into preferred stock.  However, since November 2009, we have issued convertible promissory notes totaling $50,000 and $50,000 that accrue interest at 9% and 8%, respectively.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $195,207 and $156,731 for six-month periods ended January 31, 2011 and 2010.

March 1, 2005 (inception) to January 31, 2011.  For the period from March 1, 2005 (inception) to January 31, 2011, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $7,054,151.  Almost half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,401,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $27,955 of cash in operating activities with $15,000 being provided by financing activities.  We have a working capital deficit of $458,430 at January 31, 2011, as compared to $382,524 at July 31, 2010.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,054,151 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, the registrant issued 350,000 shares of its common stock to one accredited investor in exchange for a four-month extension of the maturity date of a promissory note in the principal amount of $50,000.  The shares were valued at $84,000 ($0.24 per share) based on the fair value of the shares when they were issued.

In December 2010, the registrant issued 37,500 shares of its common stock to one accredited investor for interest expense.  The shares were issued at $0.04 pursuant to the terms of the note, but were valued at $0.24 per share based on the fair value of the shares when they were issued.

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Regulation S, Section 4(2) and/or Rule 506 of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business.  A restrictive legend was placed on the certificates evidencing the securities issued.

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
________________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: March 10, 2011	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2011	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)