Form 10-Q
period 2011-04-30
WORLDWIDE STRATEGIES INC
filed 2011-06-14
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 10, 2011 – 13,437,484 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2011

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	April 31,	July 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$6,009	$20,237
Prepaid expenses	23,420	11,554
Total current assets	29,429	31,791

Office equipment, net of accumulated depreciation of $22,623	—	51
Deposits	150	150
Total assets	$29,579	$31,992

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$51,568	$33,828
Accounts payable, related party(Note 2)	4,400	4,269
Accrued compensation(Note 3)	365,000	228,125
Accrued liabilities (Note 5)	6,657	3,047
Accrued liabilities, related party (Note 4)	66,940	34,523
Notes payable (Note 5)	115,000	110,523
Notes payable, related party (Note 4)	4,000	-
Total current liabilities	613,565	414,315

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
13,437,484 shares issued and outstanding	13,438	12,497
Additional paid-in capital	6,590,241	6,462,632
Deficit accumulated during development stage	(7,189,157)	(6,858,944)

Total shareholders’ deficit	(583,986)	(382,323)

Total liabilities and shareholders' deficit	$29,579	$31,992

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	80,625	80,625	26,875	26,875	1,081,500
Stock based compensation	—	—	—	—	3,401,203
Professional and consulting fees	40,952	58,610	10,244	15,135	888,777
Travel	29,606	12,446	11,172	6,520	276,978
Contract labor	56,250	56,250	18,750	18,750	539,250
Insurance	11,200	16,545	—	8,472	253,506
Depreciation	51	464	—	155	140,278
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	4,269	7,086	1,991	511	211,057

Total operating expenses	222,953	232,026	69,032	76,418	6,973,565
Loss from operations	(222,953)	(232,026)	(69,032)	(76,418)	(6,969,615)

Other expense:
Interest expense	(107,260)	(2,849)	(65,974)	(1,726)	(219,542)

Loss before income taxes	(330,213)	(234,875)	(135,006)	(78,144)	(7,189,157)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(330,213)	$(234,875)	$(135,006)	$(78,144)	$(7,189,157)

Basic and diluted loss per share	$(0.015)	$(0.011)	$(0.006)	$(0.004)

Basic and diluted weighted average
common shares outstanding	22,056,852	21,008,864	22,416,201	21,156,920

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2010	1,491,743	$1,492	12,496,234	$12,497	$6,462,632	$(6,858,944)	$(382,323)

Common stock issued in exchange for interest			891,250	891	124,659		125,550
Common stock issued in exchange for consulting			50,000	50	2,950		3,000
Net Loss						(330,213)	(330,213)
Balance at April 30, 2011	1,491,743	$1,492	13,437,484	$13,438	$6,590,241	$(7,189,157)	$(583,986)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Nine Months Ended		Through
	April 30,		April 30,
	2011	2010	2011

Cash flows from operating activities:
Net cash used in operating activities	$(18,228)	$(70,927)	$(2,131,333)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition (Note 8)	—	2,240	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	4,000	—	290,301
Proceeds from notes payable (Note 5)	—	70,000	446,440
Net cash provided by financing activities	4,000	72,240	2,260,948

Net change in cash.	(14,228)	1,313	6,009

Cash, beginning of period	20,237	173	—

Cash, end of period	$6,009	$1,486	$6,009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$21,200	$681,321
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2011, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $330,213, $135,006 and $7,189,157 for the nine-month period and the three-month period ended April 30, 2011 and for the period from March 1, 2005 (inception) through April 30, 2011, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

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

(2)           Accounts payable related parties

At April 30, 2011, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $4,400.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO during the nine-month period and the three-month period ended April 30, 2011 in the amount of $136,875 and $45,625. The accrued compensation, totaling $365,000 including amounts accrued in prior periods, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended April 30, 2011, $12,980 in various liabilities of the Company were paid personally by the CEO. This accrual, totaling $66,934 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount of $6 represents accrued interest on notes payable to related parties.

Notes payable

During April 2011, the Company issued convertible promissory notes to two related parties in exchange for $4,000. The notes, due October 24, 2011, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $6 for the three-month period ended April 30, 2011.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(5)           Notes payable

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. The note holder extended the original due date from May 21, 2010 to December 31, 2010 and extended again to July 31, 2011. Interest expense for this note payable was $1,650 and $500 for the nine-month and three-month periods ended April 30, 2011.

During February 2010, the Company entered into an agreement to finance the purchase of insurance policies in the amount of $22,400. After a down payment of $2,240 and finance charges of $885, the total amount of $21,045 was paid in 10 equal amounts over 10 months commencing February 1, 2010. The effective annual interest rate is 9.47%. The loan was paid in full by November 2010. Interest expense for this loan was $354 and $0 for the nine-month and three-month periods ended April 30, 2011.

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. The note holder extended the original due date from May 21, 2010 to December 31, 2010 and extended again to July 31, 2011. Interest expense for this note payable was $1,500 and $500 for the nine-month and three-month periods ended April 30, 2011.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from January 21, 2011 to May 21, 2011. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $102,706 and $64,146 for the nine-month and the three-month periods ended April 30, 2011.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. Interest expense for this note payable was $1,044 and $822 for the nine-month and the three-month periods ended April 30, 2011.

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

Holders of Series A shares shall be entitled to vote together with the holders of the common stock as a single class, upon all matters submitted to holders of common stock for a vote. Shares of Series A will vote that number of votes equal to the number of shares of common stock issuable upon conversion of one share of Series A, as adjusted from time-to time.

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

Common stock

In April 2011, the Company issued 105,000 shares of the Company’s common stock in exchange for extension of due date from April 12, 2011 to July 31, 2011 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.08 per share based on the fair value of the shares when they were issued.  This amount ($8,400) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In April 2011, the Company issued a total of 11,250 shares of the Company’s common stock in exchange for interest expense. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.08 per share based on the fair value of the shares when they were issued.  This amount ($900) is reflected in the accompanying financial statements as interest expense.

In December 2010, the Company issued 350,000 shares of the Company’s common stock in exchange for extension of due date from January 21, 2011 to May 21, 2011 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.24 per share based on the fair value of the shares when they were issued.  This amount ($84,000) is reflected in the accompanying financial statements as interest over the term of the note extension.

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

In September 2010, the Company issued 350,000 shares of the Company’s common stock in exchange for extension of due date from September 23, 2010 to January 21, 2011 on a note payable. The shares were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($21,000) is reflected in the accompanying financial statements as interest expense.

In September 2010, the Company issued a total of 37,500 shares of the Company’s common stock in exchange for interest expense. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($2,250) is reflected in the accompanying financial statements as interest expense.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2010 through April 30, 2011:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2010	8,434,689	8,434,689	$0.015-$3.36	$0.42	1.86 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	789,997	789,997	$0.015-$3.36	—	—
Outstanding at April 30, 2011	7,644,692	7,644,692	$0.015-$1.53	$0.23	1.30 years

The following changes occurred in outstanding options and warrants during the period from July 31, 2010 through April 30, 2011:

	Options	Warrants	Awards
Outstanding at July 31, 2010	6,391,356	2,043,333	8,434,689
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	130,000	659,997	789,997
Outstanding at April 30, 2011	6,261,356	1,383,336	7,644,692

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

Plan of Operations

We previously announced our agreement to purchase the manufacturing equipment that had been used in the operations of Jasmim Glass Corporation of Marinha Grande, Portugal.  We had expected the acquisition to be completed by February 2011.  On March 16, 2011, Worldwide Strategies Incorporated ended discussions to proceed with the acquisition.

On April 28, 2011, we accepted a proposal from Euzkadi Corporation of America, S.A. (“Euzkadi”) to enter into a business combination transaction.  It is proposed that Euzkadi would acquire 80% of the then issued and outstanding shares of Worldwide in exchange for all of the issued and outstanding shares of Euzkadi.  Consummation of this proposed transaction will be contingent upon the satisfaction of several conditions, including the completion of a satisfactory due diligence investigation and the completion of an audit of Euzkadi’s financial statements that meet the requirements of the reporting rules and regulations of the Securities and Exchange Commission.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2011, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2011, after recognition of the one-for-three reverse stock split, there were 6,261,356 and 1,383,336 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended April 30, 2011 and 2010.  Salaries, benefits and payroll taxes totaled $26,875 for each of the three-month periods ended April 30, 2011 and 2010.

We did not incur any stock-based compensation expense during the three-month periods ended April 30, 2011 and 2010.

Professional and consulting fees totaled $10,244 and $15,135 for the three-month periods ended April 30, 2011 and 2010.

Travel expenses totaled $11,172 and $6,520 during the three-month periods ended April 30, 2011 and 2010.

Contract labor expenses totaled $18,750 for each of the three-month periods ended April 30, 2011 and 2010.

Insurance expenses totaled $-0- and $8,472 during the three-month periods ended April 30, 2011 and 2010.

Depreciation of $-0- and $155 was recorded during the three-month periods ended April 30, 2011 and 2010.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $1,991 and $511 during the three-month periods ended April 30, 2011 and 2010.

We recorded $65,974 and $1,726 in interest expense for the three-month periods ended April 30, 2011 and 2010.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, since November 2009, we have issued convertible promissory notes totaling $119,000 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $135,006 and $78,144 for three-month periods ended April 30, 2011 and 2010.

Nine Months Ended April 30, 2011 and 2010.  Salaries, benefits and payroll taxes totaled $80,625 for each of the nine-month periods ended April 30, 2011 and 2010.

We did not incur any stock-based compensation expense during the nine-month periods ended April 30, 2011 and 2010.

Professional and consulting fees totaled $40,952 and $58,610 for the nine-month periods ended April 30, 2011 and 2010.

Travel expenses totaled $29,606 and $12,446 during the nine-month periods ended April 30, 2011 and 2010.

Contract labor expenses totaled $56,250 for each of the nine-month periods ended April 30, 2011 and 2010.

Insurance expenses totaled $11,200 and $16,545 during the nine-month periods ended April 30, 2011 and 2010.

Depreciation of $51 and $464 was recorded during the nine-month periods ended April 30, 2011 and 2010.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the three-months ended April 30, 2011.

Other general and administrative expenses totaled $4,269 and $7,086 during the nine-month periods ended April 30, 2011 and 2010.

We recorded $107,260 and $2,849 in interest expense for the nine-month periods ended April 30, 2011 and 2010.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, since November 2009, we have issued convertible promissory notes totaling $119,000 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $330,213 and $234,875 for nine-month periods ended April 30, 2011 and 2010.

March 1, 2005 (inception) to April 30, 2011.  For the period from March 1, 2005 (inception) to April 30, 2011, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $7,189,157.  Almost half of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,401,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $18,228 of cash in operating activities with $4,000 being provided by financing activities.  We have a working capital deficit of $458,430 at April 30, 2011, as compared to $584,136 at July 31, 2010.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,189,157 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011, the registrant issued 105,000 shares of its common stock to one accredited investor in exchange for a three-month extension of the maturity date of a promissory note in the principal amount of $50,000.  The shares were issued at $0.04 pursuant to the terms of the note, but were valued at $8,400 ($0.08 per share) based on the fair value of the shares when they were issued.

In April 2011, the registrant issued 11,250 shares of its common stock to one accredited investor for interest expense.  The shares were issued at $0.04 pursuant to the terms of the note, but were valued at $900 ($0.08 per share) based on the fair value of the shares when they were issued.

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
_______________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: June 14, 2011	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2011	By:	/s/ W. Earl Somerville
W. Earl Somerville
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)