Form 10-K
period 2011-07-31
WORLDWIDE STRATEGIES INC
filed 2011-10-28
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,825,602 on January 31, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 14,424,984 on October 17, 2011

FORWARD-LOOKING STATEMENTS

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
JULY 31, 2011

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

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric Rx, Inc., a Nevada corporation (“Centric”) in exchange for 2,250,000 post-reverse-split shares of our common stock.  We filed Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007.  Centric does not conduct any operations.

Effective July 31, 2007, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of our authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding immediately prior to filing from 17,768,607 to 5,923,106.

Our Business Plans

We originally intended to offer call center services, such as technical support, language interpreting, debt collections, and help desk solutions.  Then, with the acquisition of Centric, we planned to enter the business of distributing health services and prescription drug discount cards.  As of the date hereof, our only plan is to search for merger or acquisition opportunities.  We are attempting to market the Company as a “shell company” as we believe that its status as a reporting company whose stock is quoted on the OTC Link has value.  We cannot assure you that we will be successful in this effort.

On April 28, 2011, we accepted a proposal from Euzkadi Corporation of America, S.A. (“Euzkadi”) to enter into a business combination transaction.  It is proposed that Euzkadi would acquire 80% of our then issued and outstanding shares in exchange for all of the issued and outstanding shares of Euzkadi.

Consummation of this proposed transaction will be contingent upon the satisfaction of several conditions, including the completion of a satisfactory due diligence investigation and the completion of an audit of Euzkadi’s financial statements that meet the requirements of the reporting rules and regulations of the Securities and Exchange Commission.

Employees

As of October 28, 2011, we employed a total of 2 persons, both of which were full-time.  None of our employees is covered by a collective bargaining agreement.

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

We have limited operating history and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2011, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2011, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

We do not have sufficient working capital to pay our debts or our costs of continuing operations.  We do not currently have sufficient working capital to pay our debts as they become due or our costs of operating our business.  As of July 31, 2011, our working capital deficiency was $647,430.  We are dependent upon additional debt or equity financing to pay our debts and the costs of operation.  If we are unsuccessful in raising additional funds, we may not be able to begin our planned operations or continue as a going concern, and we may have to either liquidate our company or file for bankruptcy protection from our creditors.

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

Since our shares are quoted on the OTC Link, trading volumes and prices may be sporadic because it is not an exchange.  Our common shares are currently quoted on the OTC Link.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Market Information

Our common stock is currently quoted in the OTC Link on the OTCQB tier under the symbol “WWSG.”  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and have been adjusted to reflect the effects of reverse stock splits.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2009	$0.35	$0.05
January 31, 2010	$0.30	$0.01
April 30, 2010	$0.45	$0.01
July 31, 2010	$0.35	$0.05
October 31, 2010	$0.16	$0.06
January 31, 2011	$0.24	$0.06
April 30, 2011	$0.15	$0.06
July 31, 2011	$0.14	$0.07

On October 27, 2011, the last trading price for the common stock on the OTC Link was $0.04.

Holders and Dividends

As of October 17, 2011, there were 76 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2011, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
May 2011	1 accredited investor	387,500 shares of common stock	Interest and loan renewal fees valued at $54,250
July 2011	1 consultant	250,000 shares of common stock	Services valued at $37,500
July 2011	1 accredited investor	116,250 shares of common stock	Interest and loan renewal fees valued at $8,138

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Regulation S as to all of the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors.  Additionally, none of these investors were U.S. Persons.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

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

Results of Operations

During the years ended July 31, 2011 and 2010, we had no revenue.

Salaries, benefits and payroll taxes totaled $107,500 for each of the years ended July 31, 2011 and 2010.

We incurred non-cash stock-based compensation expense of $-0- and $26,250 during the years ended July 31, 2011 and 2010, respectively, as a result of issuing shares to our employees, directors and consultants for services in 2010.

Professional and consulting fees were $96,292 and $73,096 for the years ended July 31, 2011 and 2010, respectively.

Travel expenses totaled $40,950 and $18,957 for the years ended July 31, 2011 and 2010, respectively.

Contract labor was $75,000 for each of the years ended July 31, 2011 and 2010.

Insurance expenses totaled $11,200 and $22,145 for the years ended July 31, 2011 and 2010, respectively.

For the years ended July 31, 2011 and 2010, we incurred other general and administrative expenses of $4,975 and $11,293, respectively.

Interest expense was $164,426 and $4,778 for the years ended July 31, 2011 and 2010, respectively.  Interest for the 2011 period was significantly higher than for the 2010 period, as we incurred new debt of $21,000 and renewed existing notes payable in the total principal amount of $115,000.

March 1, 2005 to July 31, 2011.  For the period from March 1, 2005 to July 31, 2011, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $7,359,338 for the period.

Liquidity and Capital Resources

Since our inception through July 31, 2011, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $2,277,948 offset the $2,154,176 used in operating activities and $123,606 used in investing activities.  For the year ended July 31, 2011, $10,477 provided by financing activities partially offset $30,548 used in operating activities.

We had deficiency in working capital of $647,430 at July 31, 2011, primarily as a result of accrued salaries and outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.  Of our current liabilities totaling $675,763, accrued compensation is $410,625.  The officers for whom compensation has been accrued have agreed that this compensation will be paid only if the Company successfully obtains sufficient financing to fund its plan of operation.

During the year ended July 31, 2011, we borrowed $21,000.  During the 2010 fiscal year, we borrowed $141,045 and sold 3,200 shares of preferred stock for $1,600.  We also received $2,240 from NewMarket Technology, Inc. (“NMKT”) pursuant to its $100,000 deposit obligation under the letter of intent.  Through July 31, 2010, NMKT had paid us $77,240 of its $100,000 deposit obligation pursuant to the letter of intent.  The deposit was accounted for as a capital contribution because we were not obligated to pay back the deposit.  We terminated any further negotiations with NMKT on June 30, 2010, as no significant progress had been made since entering into the letter of intent in February 2008.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2011, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $7,359,338.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2012.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2011, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Stock-based Compensation.  The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2011, after recognition of the one-for-three reverse stock split, there were 3,208,328 and 750,001 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

We have audited the accompanying balance sheets of Worldwide Strategies Incorporated., as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years in the period ended July 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years in the period ended July 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
October 28, 2011

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2011

Assets
Current Assets:
Cash	$166
Prepaid expenses	28,167
Total current assets	28,333

Office equipment, net of accumulated depreciation of $22,623(Note 1)	—
Deposits	150
Total assets	$28,483

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$57,126
Accounts payable, related party(Note 2)	3,900
Accrued compensation(Note 3)	410,625
Accrued liabilities (Note 5)	7,275
Accrued liabilities, related party (Note 4)	75,837
Notes payable (Note 5)	117,000
Notes payable, related party (Note 4)	4,000
Total current liabilities	675,763

Shareholders’ deficit (Note 4 and 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
14,241,234 shares issued and outstanding	14,242
Additional paid-in capital	6,696,324
Deficit accumulated during development stage	(7,359,338)
Total shareholders’ deficit	(647,280)
Total liabilities and shareholders' deficit	$28,483

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			March 1, 2005
			(Inception)
	For the Year Ended		Through
	July 31,		July 31,
	2011	2010	2011

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	107,500	107,500	1,108,375
Stock based compensation	—	26,250	3,401,203
Professional and consulting fees	96,292	73,096	944,117
Travel	40,950	18,957	288,322
Contract labor	75,000	75,000	558,000
Insurance	11,200	22,145	253,506
Depreciation	51	619	140,278
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	4,975	11,293	211,763
Total operating expenses	335,968	334,860	7,086,580
Loss from operations	(335,968)	(334,860)	(7,082,630)

Other expense:
Interest expense	(164,426)	(4,778)	(276,708)

Loss before income taxes	(500,394)	(339,638)	(7,359,338)

Income tax provision (Note 7)	—	—	—

Net loss	$(500,394)	$(339,638)	$(7,359,338)

Basic and diluted loss per share	$(0.022)	$(0.016)

Basic and diluted weighted average
common shares outstanding	22,257,993	21,093,731

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—

March 1, 2005, sale of common stock to founders	—	—	1,733,402	1,733	3,467	—	5,200
April through June 2005, sale of common stock in private offering at $.75 per share, net of $65,089 of offering costs	—	—	840,033	840	564,071	—	559,911
July 2005, stock issued in recapitalization with Barnett Energy Corp.	—	—	778,539	779	(828)	—	(49)

July 8, 2005, following recapitalization	—	—	3,351,974	3,352	566,710	—	565,062

July 2005, sale of common stock in private offering at $.75 per share, net of $25,000 of offering costs	—	—	333,347	333	224,667	—	225,000
Net loss, March 1, 2005 (Inception) through July 31, 2005	—	—	—	—	—	(323,298)	(323,298)
Balance at July 31, 2005	—	—	3,685,321	3,685	791,377	(323,298)	466,764

August 2005, collection of common stock subscriptions			—	—	—	—	5,000
August 2005, sale of common stock in private offering at $.75 per share, net of $49,500 of offering costs	—	—	660,026	660	444,840	—	445,500
July 2006, sale of common stock in private offering at $.15 per share, net of $9,500 of offering costs	—	—	633,359	634	84,866	—	85,500
Stock options issued in exchange for expenses	—	—	—	—	2,498,113	—	2,498,113
Stock warrants issued in exchange for the Cascade Letter of Intent termination	—	—	—	—	49,500	—	49,500
Net loss for the year ended July 31, 2006	—	—	—	—	—	(3,659,020)	(3,659,020)
Balance at July 31, 2006	—	—	4,978,706	4,979	3,868,696	(3,982,318)	(108,643)

August 2006, sale of common stock in private offering at $.15 per share, net of $10,750 of offering costs	—	—	750,030	750	100,999	—	101,749
Common stock issued in exchange for commission and interest	—	—	73,531	74	17,651	—	17,725
Common stock issued in exchange for consulting fees	—	—	120,839	121	27,879	—	28,000
Stock options vesting in period	—	—	—	—	583,990	—	583,990
Common stock issued in exchange for all the outstanding stock of Centric Rx Inc.	—	—	2,250,000	2,250	39,423	—	41,673
Net loss for the year ended July 31, 2007	—	—	—	—	—	(1,226,319)	(1,226,319)
Balance at July 31, 2007	—	—	8,173,106	8,174	4,638,638	(5,208,637)	(561,825)

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
August 2007, common stock issued at $.15 to pay promissory note	—	—	500,000	500	74,500	—	75,000
Common stock issued in exchange for interest	—	—	160,105	160	12,890	—	13,050
Common stock issued in exchange for unpaid effort	—	—	450,000	450	19,800	—	20,250
Capital contribution	—	—	—	—	50,000	—	50,000
Stock options vesting in period	—	—	—	—	38,350	—	38,350
Expenses paid-capital contribution	—	—	—	—	1,797	—	1,797
Net loss for the year ended July 31, 2008	—	—	—	—		(846,213)	(846,213)
Balance at July 31, 2008	—	—	9,283,211	9,284	4,835,975	(6,054,850)	(1,209,591)

Common stock issued in exchange for interest	—	—	18,023	18	2,451	—	2,469
Deposit on proposed acquisition	—	—	—	—	25,000	—	25,000
Expenses paid-capital contribution	—	—	—	—	395	—	395
Common stock issued in exchange for unpaid effort	—	—	2,925,000	2,925	176,825	—	179,750
Stock options vesting in period	—	—	—	—	12,000	—	12,000
Preferred stock issued in exchange for convertible promissory notes	1,362,643	1,363	—	—	679,958	—	681,321
Preferred stock issued for cash	16,000	16	—	—	7,984	—	8,000
Accrued salaries forgiven	—	—	—	—	642,537	—	642,537
Net loss for the year ended July 31, 2009	—	—	—	—	—	(464,456)	(464,456)
Balance at July 31, 2009	1,378,643	1,379	12,226,234	12,227	6,383,125	(6,519,306)	(122,575)

Common stock issued in exchange for consulting fees			270,000	270	20,830		21,100
Deposit on proposed acquisition					2,240		2,240
Preferred stock issued in exchange for convertible promissory notes	42,400	42			21,158		21,200
Preferred stock issued for cash	3,200	3			1,597		1,600
Preferred stock issued in exchange for unpaid effort	67,500	68			33,682		33,750
Net loss for the year ended July 31, 2010						(339,638)	(339,638)
Balance at July 31, 2010	1,491,743	1,492	12,496,234	12,497	6,462,632	(6,858,944)	(382,323)

Common stock issued in exchange for interest (Note 6)			1,395,000	1,395	186,542		187,937
Common stock issued in exchange for consulting fees (Note 6)			350,000	350	47,150		47,500
Net loss for the year ended July 31, 2011						(500,394)	(500,394)
Balance at July 31, 2011	1,491,743	$1,492	14,241,234	$14,242	$6,696,324	$(7,359,338)	$(647,280)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

			March 1, 2005
			(Inception)
	For the Year Ended		Through
	July 31,		July 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(500,394)	$(339,638)	$(7,359,338)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	51	619	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation	—	26,250	3,401,203
Consulting expense paid in common stock	47,500	21,100	96,600
Consulting expense paid in preferred stock	—	7,500	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 6)	187,937	—	221,681
Interest expense paid in preferred stock	—	1,200	4,745
Interest expense capitalized as principal	—	—	54,033
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	(16,613)	(10,217)	(78,414)
Accounts payable	22,929	(23,561)	61,026
Accrued liabilities	228,042	202,448	1,053,419
Net cash used in
operating activities	$(30,548)	$(114,299)	$(2,154,176)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	1,600	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	2,240	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party (Note 4)	4,000	—	290,301
Proceeds from notes payable (Note 5)	17,000	141,045	484,485
Payment of note payable	(10,523)	(10,522)	(21,045)
Net cash provided by
financing activities	10,477	134,363	2,277,948

Net change in cash	(20,071)	20,064	166

Cash, beginning of period	20,237	173	—

Cash, end of period	$166	$20,237	$166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$20,000	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

On July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Centric Rx, Inc., (“Centric”) in exchange for 2,250,000 shares of the Company’s common stock.  As a result of the acquisition, Centric became a wholly owned subsidiary of the Company and the results of its operation have been included in the Company’s consolidated financial statements since the date of acquisition.

Development Stage

The Company and its subsidiaries are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2011, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $500,394, $339,638, and $7,359,338 for the years ended July 31, 2011, July 31, 2010 and for the period from March 1, 2005 (inception) through July 31, 2011, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2011, and has an accumulated deficit of $7,359,338. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

been able to raise additional capital. During the year ended July 31, 2011, the Company issued convertible promissory notes, in exchange for $21,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2011.

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

	July 31,
	2011	2010
Office equipment	$10,600	$10,600
Software	12,023	12,023
	22,623	22,623
Accumulated depreciation	22,623	22,572
Property and equipment - net	$0	$51

Depreciation expense for the years ended July 31, 2011, July 31, 2010 and for the period from March 1, 2005 (inception) through July 31, 2011 totaled $51, $619, and $140,278, respectively.

Impairment of Long-Lived Assets

The Company has adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share includes the impact of issuing 1,491,743 shares of Series A Convertible Preferred Stock and excludes the impact of other contingently exercisable common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2011 there were 3,208,328 and 750,001 vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they are antidilutive.

Stock-based Compensation

The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Fiscal Year-end

The Company’s year-end is July 31.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and had no impact on our financial statements. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company has adopted this standard and it had no impact on this financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s financial statements will depend on the size and nature of future business combinations.

(2)           Accounts payable related parties

At July 31, 2011, the Company was indebted to related parties for expenses incurred on behalf of the Company totaling $3,900.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(3)           Accrued compensation

At July 31, 2011 and July 31, 2010, accrued compensation totals $410,623 and $228,125, respectively. The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the year various liabilities of the Company were paid personally by the CEO. This accrual, totaling $75,764 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount of $73 represents accrued interest on notes payable to related parties.

Notes payable

During May 2011, the Company issued convertible promissory notes to two related parties in exchange for $4,000. The notes, due November 1, 2011, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for these notes was $73 for the year ended July 31, 2011.

Preferred stock

In December 2008, outstanding notes, including accrued interest which was capitalized, totaling $322,981 were repaid with the issuance of 645,962 shares of preferred stock. An additional note in the amount of $10,000 was issued to the CEO for cash in April 2009. The note, including $210 in accrued interest, was repaid by issuing 20,420 shares of preferred stock in July 2009.

In May 2010, five directors and two officers were each issued 7,500 preferred shares totaling 52,500 shares in exchange for uncompensated services. This amount ($26,250) is reflected in the accompanying financial statements as stock based compensation.

Common stock

On March 1, 2005, the Company sold 1,733,402 shares of its common stock to its officers, directors and other founders for $5,200, or $.003 per share.  In connection with the stock sales, the Company issued one warrant for each common share purchased.  The warrants allow the holder to purchase one share of common stock at a price of $.75 per share.  The warrants expired on April 30, 2010.

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

In April 2009, the Company issued 2,200,000 shares of the Company’s common stock in exchange for uncompensated services, provided to the Company by two officers, valued at $154,000. The shares were valued at $.07 per share based on the fair value on the date of grant and are reflected in the accompanying financial statements as stock based compensation.

(5)           Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price .The note holder extended the original due date from May 31,

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

2010 to December 31, 2010, extended again to July 31, 2011 and extended again to June 30, 2012. Interest expense for this note payable was $2,150 and $1,233 for the years ended July 31, 2011 and July 31, 2010, respectively.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. The note holder extended the original due date from July 31, 2010 to December 31, 2010, extended again to July 31, 2011 and extended again to June 30, 2012. Interest expense for this note payable was $2,000 and $1,000 for the years ended July 31, 2011 and July 31, 2010, respectively.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from September 23, 2010 to January 21, 2011, to May 21, 2011, and then to September 18, 2011. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $149,724 and $814 for the years ended July 31, 2011 and July 31, 2010, respectively.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from April 2, 2011 to July 31, 2011, and from July 31, 2011 an additional 120 days. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $10,088 and $0 for the years ended July 31, 2011 and July 31, 2010, respectively.

During May 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $2000. The note, due November 1, 2011, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $37 for the year ended July 31, 2011.

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

In December 2008, the Company designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock (”Series A”). Each share of Series A is convertible into 6.25 shares of common stock at the election of the holder. Each Series A share is entitled to 6.25 votes in any vote of the common stock holders. Series A shares are redeemable by the Company at $.50 per share with 15 days written notice. Series A shares are entitled to a 5% dividend preference and a participation interest in the remaining 95% dividend.

In July 2009, the Company issued 37,672 Series A shares at $.50 in full settlement of notes payable and accrued interest in the amount of $18,836.

In May 2010, the Company issued 3,200 preferred shares at $.50 for cash in the amount of $1,600.

In May 2010, a consultant was issued 15,000 preferred shares in exchange for consulting services. This amount ($7,500) is reflected in the accompanying financial statements as professional and consulting fees.

In June 2010, an outstanding note, including accrued interest, which was capitalized, totaling $21,200 was repaid with the issuance of 42,400 shares of preferred stock.

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

In August 2007, the Company issued 500,000 shares of the Company’s common stock to a noteholder at $.15, which was the fair value of the stock on the transaction date, in full payment for an outstanding $75,000 note payable on the completion of the Centric acquisition

In September 2007, the Company issued a total of 18,695 shares of the Company’s common stock in exchange for $3,937 in interest on three convertible notes payable November 2007, April 2008 and June 2008.  The shares were valued based on the fair value of the shares in the period interest was accrued.

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

In May 2008, the Company issued a total of 31,514 shares of the Company’s common stock in exchange for $2,025 in interest on three convertible notes payable September 2008, October 2008 and December 2008.  The shares were valued based on the fair value of the shares in the period interest was accrued

In August 2008, the Company issued a total of 18,023 shares of the Company’s common stock in exchange for $2,469 in interest on five convertible notes payable May 2008, September 2008, October 2008 , December 2008 and January 2009.  The shares were valued based on the fair value of the shares in the period interest was accrued

In December 2008, the Company issued a total of 200,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by one employee and four consultants. The shares were valued at $.03 per share based on the fair value of the shares in the month they were issued. This amount ($6,000) is reflected in the accompanying financial statements as stock based compensation

In April 2009, the Company issued 100,000 shares of the Company’s common stock in exchange for a $7,000 premium on a promissory note. This expense is reflected in the financial statements as interest expense.

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

In September 2010, the Company issued 50,000 shares of the Company’s common stock in exchange for services valued at $3,000. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In September 2010, the Company issued 387,500 common shares in payment for interest and renewal fees. The shares were valued at $.06 per share based on the fair value of the shares when they were issued. This amount ($23,250) is reflected in the accompanying financial statements as interest.

In January 2011, the Company issued 387,500 common shares in payment for interest and renewal fees. The shares were valued at $.24 per share based on the fair value of the shares when they were issued. This amount ($93,000) is reflected in the accompanying financial statements as interest.

In February 2011, the Company issued 50,000 shares of the Company’s common stock in exchange for services valued at $7,000. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In April 2011, the Company issued 116,250 common shares in payment for interest and renewal fees. The shares were valued at $.08 per share based on the fair value of the shares when they were issued. This amount ($9,300) is reflected in the accompanying financial statements as interest

In May 2011, the Company issued 387,500 common shares in payment for interest and renewal fees. The shares were valued at $.14 per share based on the fair value of the shares when they were issued. This amount ($54,250) is reflected in the accompanying financial statements as $33,834 interest and $20,416 prepaid expenses, representing the amount to be amortized over the term of the renewal.

In July 2011, the Company issued 250,000 shares of the Company’s common stock in exchange for services valued at $37,500. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In July 2011, the Company issued 116,250 common shares in payment for interest and renewal fees. The shares were valued at $.07 per share based on the fair value of the shares when they were issued. This amount ($8,138) is reflected in the accompanying financial statements as $8,138 interest and $7,350 prepaid expenses, representing the amount to be amortized over the term of the renewal.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, for periods prior to February 1, 2006, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

			March 1, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	July 31, 2011	July 31, 2010	July 31, 2011
Net loss, as reported	$(500,394)	$(339,638)	$(7,359,338)
Decrease due to:
Employee stock options	-	-	(29,453)
Pro forma net loss	$(500,394)	$(339,638)	$(7,388,791)

As reported:
Net loss per share - basic and diluted	$(0.022)	$(0.016)
Pro Forma:
Net loss per share - basic and diluted	$(0.022)	$(0.016)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through July 31, 2008	Fair Value Incurred Through July 31, 2008
4/30/2005	100,000	$11,160	100,000	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	30,000	7,222
	363,334	$45,460	363,334	$29,453

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

Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2010:

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at March 31, 2005 (Inception)	-	-	$-	$-	-
Granted	3,026,667	3,026,667	$0.75	$0.75	.79 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	(20,000)	(20,000)	$-	$-	N/A
Outstanding at July 31, 2005	3,006,667	3,006,667	$0.75	$0.75	.79 years

Granted	4,793,029	4,793,029	$0.06-$3.36	$0.35	1.69 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2006	7,799,696	7,799,696	$0.06-$3.36	$0.50	1.34 years

Granted	2,883,363	2,883,363	$0.18-$0.75	$0.35	4.09 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2007	10,683,059	10,683,059	$0.06-$3.36	$0.46	2.08 years

Granted	475,000	475,000	$0.11	$0.11	3.83 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	2.16 years

Granted	600,000	600,000	$0.02	$0.02	4.36
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	2.27 years

Granted	-	-	$-	$-	N/A
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	3,323,370	3,323,370	$0.75	$0.75	N/A
Outstanding at July 31, 2010	8,434,689	8,434,689	$0.015-$3.36	$0.42	1.86 years

Granted	-	-	$-	$-	N/A
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	4,476,360	4,476,360	$0.06-$3.36	$-	N/A
Outstanding at July 31, 2011	3,958,329	3,958,329	$0.015-$0.75	$0.23	1.09 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2011:
			Total
Description	Options	Warrants	Awards
Outstanding at March 31, 2005 (inception)	-	-	-
Granted	120,000	2,906,667	3,026,667
Exercised	-	-	-
Cancelled/Expired	(20,000)	-	(20,000
Outstanding at July 31, 2005	100,000	2,906,667	3,006,667

Granted	3,416,362	1,376,667	4,793,029
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2006	3,516,362	4,283,334	7,799,696

Granted	2,133,333	750,030	2,883,363
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059

Granted	475,000	-	475,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059

Granted	600,000	-	600,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059

Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	333,339	2,990,031	3,323,370
Outstanding at July 31, 2010	6,391,356	2,043,333	8,434,689

Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	3,183,028	1,293,332	4,476,360
Outstanding at July 31, 2011	3,208,328	750,001	3,958,329

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(7)           Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	July 31,
	2011	2010
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.06%	3.06%
Net operating loss (NOL) for which no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At July 31, 2011, the Company fully allowed for any deferred tax asset that it may have as a result of its accumulated losses of $7,359,338.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.   The net operating loss carryforward expires through the year 2031.

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

(8)           Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a “virtual” office at a rate of $150 per month.  Rent expense for the years ended July 31, 2011 and 2010, and for the period from March 1, 2005 (inception) through July 31, 2011 totaled $1,800, $1,800 and $53,031, respectively.

(9)           Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At July 31, 2011, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)           Subsequent Events

 In August 2011, the Company issued a total of 300,000 shares to its four non-employee directors as compensation for services rendered for the fiscal year ended July 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the last two completed fiscal years and the interim period ending as of the date of this report.

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

Changes in Internal Controls over Financial Reporting

Our principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was effective during the fiscal year ended July 31, 2011.

Respectfully,
James P.R. Samuels, Chief Executive Officer
W. Earl Somerville, Chief Financial Officer

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	64	President, Chief Executive Officer and Director
W. Earl Somerville	73	Chief Financial Officer, Secretary, Treasurer and Director
Frank J. Deleo	55	Director
Robert T. Kane	68	Director
Edward J. Weisberg	54	Director
Gregory Kinney	49	Director

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

Edward J. Weisberg, Director.  Mr. Weisberg has been a director since September 2005.  He is currently Vice President of Marketing and Business Development at GXT Green, a division of Global Exchange Technologies.  GXT Green develops and sells carbon offsets globally, as well as offers a set of sustainability services and products, including ECOgrade photodegradable shopping bags.  Mr. Weisberg has also been the Managing Partner of Ecommerce Expertise, a consulting practice dedicated to assisting companies with Internet marketing and improving eCommerce profitability, since September 2008.  From December 2009 to August 2010, he held the position of Director of Business Development at Keyword Connects, LLC, an online lead generation company based in Waltham, Massachusetts.  From January 2008 to October 2009, he was Vice President of Innovaro (formerly UTEK) Corporation, a public corporation based in Tampa, Florida, which provides innovation and patent licensing services.  From April 2004 to July 2007, he was the vice president of eCommerce of iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services.  He was responsible for leading that company’s efforts toward direct web-based sales of products and services.  From 1995 until April 2003, he co-founded and served as president of PureCommerce, Inc. (formerlyBX.COM Inc.), a Providence, Rhode Island company that provides eCommerce web site development, hosting, and Internet marketing support.  Prior to founding BX.com, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc.  Mr. Weisberg is also on the board of advisors of Sustainable Minds, LLC, and ZebraTickets, LLC, both privately-held companies.  Mr. Weisberg has a Masters degree in management from MIT/Sloan School of Management and a bachelors degree in social psychology from the University of Pennsylvania.

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

Compensation Committee.  Our compensation committee members are Frank J. Deleo, Robert T. Kane and Gregory Kinney.  The Compensation Committee is appointed by the Board of Directors to (1) discharge the responsibilities of the Board of Directors relating to compensation of our executives and (2) produce an annual report on executive compensation for inclusion in our proxy statement in accordance with applicable rules and regulations.

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

The board of directors will consider candidates for director positions that are recommended by any of our stockholders.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2011.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31, 2011.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James P.R. Samuels, President and CEO	2011 2010	$107,500 $107,500	- -	- -	- -	- -	$107,500 $107,500
W. Earl Somerville, CFO	2011 2010	$75,000 $75,000	- -	- -	- -	- -	$75,000 $75,000
_____________________
(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Outstanding Equity Awards at 2011 Fiscal Year-End Table.

Our Board of Directors has approved employment agreements for James P.R. Samuels and W. Earl Somerville with salaries of $215,000 and $150,000 per year, respectively.  We accrued Mr. Samuels’ and Mr. Somerville’s compensation at half of their contract values for the 2010 and 2011 fiscal years.  Mr. Samuels and Mr. Somerville will not receive any payments on accrued compensation until the Company develops or acquires operations and begins to record revenue.

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

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2011.  The number of options granted and exercise prices have been retroactively restated to reflect the 3-to-1 reverse-stock-split of our common stock.

Outstanding Equity Awards at 2011 Fiscal Year-End Table
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

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Frank J. Deleo	-	-	-	-	-
Robert T. Kane	-	-	-	-	-
Edward J. Weisberg	-	-	-	-	-
Gregory Kinney	-	-	-	-	-

Subsequent to the end of the last completed fiscal year, the Company authorized the issuance of 75,000 shares of common stock to each of the four directors identified in the above table for their services.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2011.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the Common Stock and Preferred Stock on a combined basis:

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	2,073,333 (3)	351,755	4,271,802	17.6%
Dirk Van Keulen Heemraadslag 14 Gouda, Netherlands 2805DP	454,989 (4)	507,065	3,624,145	15.2%
Rudolf and Monique van den Brink Rua Ribeira das Vinhas, 4 Apt – 2(dto) 2750-477 Cascais Portugal	2,786,587 (5)	0	2,786,587	10.9%
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	751,666 (3)	275,268	2,472,091	10.2%

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	1,674,999 (3)	30,117	1,863,230	7.7%
Dirk S. Nye 2119 Larimer St #2 Denver, Colorado 80205	666,365 (6)	144,904	1,572,015	6.5%
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	496,365 (7)	18,997	615,095	2.6%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	466,666 (8)	16,697	571,025	2.4%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	466,666 (8)	7,500	513,541	2.1%
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	229,699 (9)	7,500	276,574	1.2%
All officers and directors as a group (6 persons)	5,407,728 (10)	432,566	8,111,267	33.6%
_________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from October 17, 2011, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 23,748,378 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our outstanding Preferred Stock.  This amount includes 14,424,984 shares of common stock and 9,323,394 shares of common stock issuable upon exercise of the outstanding Preferred Stock.

(3)	Includes 491,666 shares issuable upon the exercise of vested stock options.
(4)	Includes 73,334 shares of common stock held by Mr. Van Keulen’s wife and 50,000 shares issuable upon the exercise of vested stock options.
(5)	Includes 1,757,837 shares of common stock issuable upon conversion of outstanding notes.
(6)
Includes 100,000 shares of common stock held by Mr. Nye’s wife, 20,420 shares of preferred stock held by Mr. Nye’s wife, 316,666 shares issuable upon exercise of vested stock options, and 29,699 shares issuable upon conversion of outstanding notes.

(7)	Includes 316,666 shares issuable upon exercise of vested stock options and 29,699 shares issuable upon conversion of outstanding notes.
(8)	Includes 316,666 shares issuable upon exercise of vested stock options.
(9)	Includes 50,000 shares issuable upon exercise of vested stock options and 29,699 shares issuable upon conversion of outstanding notes.
(10)	Includes 1,983,330 shares issuable upon exercise of vested stock options and 59,398 shares issuable upon conversion of outstanding notes.

James P.R. Samuels may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

We are not aware of any arrangements that might result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2011:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	3,208,328	$0.23	-0-
Total	3,208,328	-0-	500,000

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

As of July 31, 2011, no Stock Rights had been granted under the Plan.

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

Accrued Liabilities.  At July 31, 2011 and 2010, $75,837 and $34,523, respectively, was owed to James P.R. Samuels for amounts paid by him on behalf of the Company and for accrued interest on notes payable.

Convertible Notes.  In May 2011, Robert Kane and Greg Kinney each loaned $2,000 to the Company.  The loans are due November 1, 2011, bear interest at 10% per annum and are convertible into shares of the Company’s common stock at the conversion price of $0.07.  Interest expense was $73 for the year ended July 31, 2011.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2010	$9,000	-0-	-0-	-0-
2011	$12,000	-0-	-0-	-0-

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

WORLDWIDE STRATEGIES INCORPORATED

Date: October 28, 2011	By:	/s/ James P. R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2011
James P.R. Samuels

/s/ W. Earl Somerville	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and (Principal Accounting Officer)	October 28, 2011
W. Earl Somerville

/s/ Frank J. Deleo	Director	October 28, 2011
Frank J. Deleo

/s/ Robert T. Kane	Director	October 28, 2011
Robert T. Kane

/s/ Edward J. Weisberg	Director	October 28, 2011
Edward J. Weisberg

/s/ Gregory Kinney	Director	October 28, 2011
Gregory Kinney