Form 10-Q
period 2011-10-31
WORLDWIDE STRATEGIES INC
filed 2011-12-20
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 15, 2011 – 15,078,734 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2011

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	October 31,	July 31,
	2011	2011
	(unaudited)
Assets
Current Assets:
Cash	$2,985	$166
Prepaid expenses	35,962	28,167

Total current assets	38,947	28,333

Office equipment, net of accumulated depreciation of $22,623	—	-
Deposits	150	150

Total assets	$39,097	$28,483

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$57,327	$57,126
Accounts payable, related party(Note 2)	3,900	3,900
Accrued compensation(Note 3)	410,625	410,625
Accrued liabilities (Note 5)	10,025	7,275
Accrued liabilities, related party (Note 4)	85,153	75,837
Notes payable (Note 5)	151,000	121,000

Total current liabilities	718,030	675,763

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
15,078,734 and 14,241,234 shares issued and outstanding
at October 31, 2011 and July 31, 2011, respectively	15,079	14,242
Additional paid-in capital	6,795,611	6,696,324
Deficit accumulated during development stage	(7,491,115)	(7,359,338)

Total shareholders’ deficit	(678,933)	(647,280)

Total liabilities and shareholders' deficit	$39,097	$28,483

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31
	2011	2010	2011

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	26,875	1,108,375
Stock based compensation	42,000	—	3,443,203
Professional and consulting fees	16,747	24,061	960,864
Travel	12,966	9,010	301,288
Contract labor	—	18,750	558,000
Insurance	—	5,600	253,506
Depreciation	—	51	140,278
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	6,885	22,858	218,648

Total operating expenses	78,598	107,205	7,165,178
Loss from operations	(78,598)	(107,205)	(7,161,228)

Other expense:
Interest expense	(53,179)	(2,270)	(329,887)

Loss before income taxes	(131,777)	(109,475)	(7,491,115)

Income tax provision (Note 7)	—	—	—

Net loss	$(131,777)	$(109,475)	$(7,491,115)

Basic and diluted loss per share	$(0.006)	$(0.005)	$

Basic and diluted weighted average
common shares outstanding	23,788,894	21,735,335

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2011	1,491,743	$1,492	14,241,234	$14,242	$6,696,324	$(7,359,338)	$(647,280)

Common stock issued in exchange
for extension of due date on note payable			350,000	350	52,150		52,500
Common stock issued in exchange
for interest on note payable			37,500	37	5,587		5,624
Common stock issued in exchange
for board member services			300,000	300	35,700		36,000
Common stock issued in exchange
for CFO compensation			150,000	150	5,850		6,000

Net loss						(131,777)	(131,777)

Balance at October 31, 2011	1,491,743	$1,492	15,078,734	$15,079	$6,795,611	$(7,491,115)	$(678,933)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(131,777)	$(109,475)	$(7,491,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	50	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	42,000	—	3,443,203
Consulting expense paid in common stock	—	—	96,600
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	91,245	93,042
Interest expense paid in common stock(Note 5)	58,125	9,469	279,806
Interest expense paid in preferred stock(Note 4 and 5 )	—	3,545	4,745
Interest expense capitalized as principal	—	8,820	54,033
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	(7,795)	5,867	(86,209)
Accounts payable	201	19,526	61,227
Accrued liabilities	12,065	63,247	1,065,484
Net cash used in
operating activities	$(27,181)	$(8,772)	$(2,181,357)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	290,301
Proceeds from notes payable	30,000	—	514,485
Payment of note payable	—	—	(21,045)
Net cash provided by
financing activities	30,000	—	2,307,948

Net change in cash.	2,819	(8,772)	2,985

Cash, beginning of period	166	20,237	—

Cash, end of period	$2,985	$11,465	$2,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2011, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2011, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $131,777 and $7,491,115 for the three-month period ended October 31, 2011 and for the period from March 1, 2005 (inception) through October 31, 2011, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

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

(2)           Accounts payable related parties

At October 31, 2011, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO through July 31, 2011. The accrued compensation, totaling $410,625, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended October 31, 2011, $12,966 in various liabilities of the Company were paid personally by the CEO. This accrual, totaling $84,980 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount of $173 represents accrued interest on notes payable to related parties.

Notes payable

During the three-month period ending October 31, 2011, the Company had outstanding convertible promissory notes to two related parties totaling $4,000. The notes, due November 1, 2011, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $100 for the three-month period ended October 31, 2011.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(5)           Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price .The note holder extended the original due date from May 31, 2010 to December 31, 2010, extended again to July 31, 2011 and extended again to June 30, 2012. Interest expense for this note payable was $500 for the three-month period ended October 31, 2011.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. The note holder extended the original due date from July 31, 2010 to December 31, 2010, extended again to July 31, 2011 and extended again to June 30, 2012. Interest expense for this note payable was $500 for the three-month period ended October 31, 2011.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from September 23, 2010 to January 21, 2011, to May 21, 2011, to September 18, 2011, and then to January 16, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $43,317 for the three months ended October 31, 2011.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from April 2, 2011 to July 31, 2011, and then to November 28, 2011. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $5,513 for the three months ended October 31, 2011.

During May 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $2,000. The note, due November 1, 2011, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $50 for the three-month period ended October 31, 2011.

During September 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note, due February 29, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $250 for the three-month period ended October 31, 2011.

During October 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note, due April 25, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $25 for the three-month period ended October 31, 2011.

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

Common stock

In August 2011, the Company issued 300,000 shares of the Company’s common stock as compensation for members of the Board of Directors in the amount of $36,000.  The shares were valued at $.12 per share based on the fair market value of the shares when they were issued.

In September 2011, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from September 18, 2011 to January 16, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.15 per share based on the fair value of the shares when they were issued.  This amount ($58,124) is reflected in the accompanying financial statements as interest over the term of the note extension.

In October 2011, the Company issued 150,000 shares of the Company’s common stock as compensation to the CFO.  The shares were valued at $0.4 per share based on the fair value of the shares when they were issued.  This amount ($6,000) is reflected in the accompanying financial statements as consulting fees.

In September 2010, the Company issued 387,500 shares of the Company’s common stock for interest and renewal feels on a note payable. The shares were valued at $0.06 per share based on the fair value of the shares when they were issued.  This amount ($21,000) is reflected in the accompanying financial statements as stock based compensation.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2011 through October, 2011:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2011	3,958,329	3,958,329	$0.015-$0.75	$0.23	1.09 Years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	750,001	750,001	$0.75	—	—
Outstanding at October 31, 2011	3,208,328	3,208,328	$0.015-$0.24	$0.16	2.32 Years

The following changes occurred in outstanding options and warrants during the period from July 31, 2011 through October 31, 2011:

	Options	Warrants	Awards
Outstanding at July 31, 2011	3,208,328	750,001	3,958,329
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	750,001	750,001
Outstanding at April 30, 2011	3,208,328	—	3,208,328

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2011 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2011, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2011, after recognition of the one-for-three reverse stock split, there were 3,208,328 and -0- vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended October 31, 2011 and 2010.  Salaries, benefits and payroll taxes totaled $-0- and $26,875, respectively for the three-month periods ended October 31, 2011 and 2010.  We had been accruing compensation for our CEO and CFO, but the officers agreed to cease future salary accruals pending completion of a transaction.

We incurred $42,000 and $-0- of stock-based compensation expense for the three-month periods ended October 31, 2011 and 2010, respectively.  We issued each of our four non-employee directors 75,000 shares of our common stock as compensation in August 2011, which were valued at $0.12 per share or $36,000 in the aggregate.  We also issued 150,000 shares of common stock as compensation for our new CFO in October 2011, which were valued at $0.04 per share, or $6,000 in the aggregate.

Professional and consulting fees totaled $16,747 and $24,061 for the three-month periods ended October 31, 2011 and 2010, respectively.  Expenses in 2010 were higher, as we incurred consulting fees for the investigation of possible acquisition opportunities overseas.

Travel expenses totaled $12,966 and $9,010 during the three-month periods ended October 31, 2011 and 2010, respectively.  Travel continues to be a significant expense item as our possible acquisition opportunities have involved primarily overseas businesses.

Contract labor expenses totaled $-0- and $18,750 during the three-month periods ended October 31, 2011 and 2010, respectively.  In 2010, our CFO was compensated through contract services.  Our current CFO is being compensated through the issuance of shares of our common stock at this time.

Insurance expenses totaled $-0- and $5,600 during the three-month periods ended October 31, 2011 and 2010, respectively.  Our directors’ and officers’ liability insurance allowed to expire in an effort to reduce recurring costs during the development stage.  Accordingly, no expense was incurred for the 2011 period.

Depreciation of $-0- and $51 was recorded during the three-month periods ended October 31, 2011 and 2010, respectively.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $6,885 and $22,858 during the three-month periods ended October 31, 2011 and 2010, respectively.  Included in other expenses for the 2010 period was $21,000, being the value of 350,000 shares issued in consideration for an extension of a promissory note, and $750, relating to 37,500 shares issued as payment of interest.  The note specified issuing the shares at $0.04 per share, but the market value on the date of issuance was $0.06 per share.  Accordingly, $1,500 was recorded as interest expense and $750 was recorded as other general and administrative expenses.   In the quarter ended January 31, 2011, these amounts were reallocated to interest expense.

We recorded $53,179 and $2,270 in interest expense for the three-month periods ended October 31, 2011 and 2010, respectively.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, from November 2009 through October 2011, we have issued convertible promissory notes totaling $151,000 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $131,777 and $109,475 for three-month periods ended October 31, 2011 and 2010, respectively.

March 1, 2005 (inception) to October 31, 2011.  For the period from March 1, 2005 (inception) to October 31, 2011, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $7,491,115.  Approximately 46% of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,443,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $27,181 of cash in operating activities with $30,000 being provided by loans.  We have a working capital deficit of $679,083 at October 31, 2011, as compared to $647,430 at July 31, 2011.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,491,115 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 4.        Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were not effective to ensure that all required information is presented in our quarterly report in a timely manner.

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

Our principal financial and accounting officer resigned immediately after the end of our last fiscal quarter.  Certain health issues prevented him from assisting with the review and preparation of our quarterly report, which has led to the late filing of this report.  We believe that this deficiency was limited to the last fiscal quarter.

During our last fiscal quarter, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Part II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

Not required of smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, the registrant issued 300,000 shares of its common stock to its four directors in consideration for their service on the registrant’s board of directors.  The shares were valued at $0.12 per share ($36,000 in the aggregate), based on the fair value of the shares when they were issued.

In September 2011, the registrant issued 350,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $50,000 and 37,500 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.15 (an aggregate of $58,124) based on the fair value of the shares when they were issued.

In October 2011, the registrant issued 150,000 shares of its common stock to its chief financial officer for compensation.  The shares were issued at $0.04 per share ($36,000 in the aggregate), based on the fair value of the shares when they were issued.

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

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)

Regulation S-K Number	Exhibit
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
___________________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: December 20, 2011	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2011	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)