Form 10-Q/A
period 2011-10-31
WORLDWIDE STRATEGIES INC
filed 2011-12-28
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 15, 2011 – 15,078,734 shares of common stock

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on December 20, 2011, is to file a corrected Statement of Cash Flows and to furnish Exhibit 101 to the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(131,777)	$(109,475)	$(7,491,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	51	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	42,000	—	3,443,203
Consulting expense paid in common stock	—	3,000	96,600
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 5)	58,125	23,250	279,806
Interest expense paid in preferred stock(Note 4 and 5 )	—	—	4,745
Interest expense capitalized as principal	—	—	54,033
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	(7,795)	5,866	(86,209)
Accounts payable	201	19,526	61,227
Accrued liabilities	12,065	55,324	1,065,484
Net cash used in
operating activities	$(27,181)	$(2,458)	$(2,181,357)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	290,301
Proceeds from notes payable	30,000	—	514,485
Payment of note payable	—	(6,314)	(21,045)
Net cash provided by
financing activities	30,000	(6,314)	2,307,948

Net change in cash.	2,819	(8,772)	2,985

Cash, beginning of period	166	20,237	—

Cash, end of period	$2,985	$11,465	$2,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$266	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

Part II.  OTHER INFORMATION

Item 6.       Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101	Interactive Data File
_________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: December 28, 2011	By:	/s/ James P. R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: December 28, 2011	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)