Form 10-Q
period 2012-01-31
WORLDWIDE STRATEGIES INC
filed 2012-03-30
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 15, 2012 – 15,886,484 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2012

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	January 31,	July 31,
	2012	2011
	(unaudited)	audited
Assets
Current Assets:
Cash	$256	$166
Prepaid expenses	17,704	28,167

Total current assets	17,960	28,333

Office equipment, net of accumulated depreciation of $22,623	—	-
Deposits	150	150

Total assets	$18,110	$28,483

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$70,415	$57,126
Accounts payable, related party(Note 2)	3,900	3,900
Accrued compensation(Note 3)	410,625	410,625
Accrued liabilities (Note 5)	11,253	7,275
Accrued liabilities, related party (Note 4)	93,979	75,837
Notes payable (Note 5)	151,260	121,000

Total current liabilities	741,432	675,763

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
15,886,484 and 14,241,234 shares issued and outstanding respectively.	15,887	14,242
Additional paid-in capital	6,835,191	6,696,324
Deficit accumulated during development stage	(7,575,892)	(7,359,338)

Total shareholders’ deficit	(723,322)	(647,280)

Total liabilities and shareholders' deficit	$18,110	$28,483

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Six Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	53,750	—	26,875	1,108,375
Stock based compensation	42,000	—	—	—	3,443,203
Professional and consulting fees	53,929	30,708	30,793	6,647	998,046
Travel	21,861	18,434	8,895	9,424	310,183
Contract labor	—	37,500	—	18,750	558,000
Insurance	—	11,200	—	5,600	253,506
Depreciation	—	51	—	-	140,278
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	720	2,278	225	(20,580)	212,483

Total operating expenses	118,510	153,921	39,913	46,716	7,205,090
Loss from operations	(118,510)	(153,921)	(39,913)	(46,716)	(7,201,140)

Other expense:
Interest expense	(98,044)	(41,286)	(44,866)	(39,016)	(374,752)

Loss before income taxes	(216,554)	(195,207)	(84,779)	(85,732)	(7,575,892)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(216,554)	$(195,207)	$(84,779)	$(85,732)	$(7,575,892)

Basic and diluted loss per share	$(0.009)	$(0.009)	$(0.003)	$(0.004)

Basic and diluted weighted average
common shares outstanding	24,376,926	21,882,087	24,699,957	22,030,452

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock			Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2011	1,491,743	$1,492	14,241,234	$14,242	$6,696,324	$(7,359,338)	$(647,280)

Common stock issued in exchange for extension of due date on note payable			805,000	805	74,445		75,250
Common stock issued in exchange for interest on note payable			86,250	86	7,976		8,062
Common stock issued in exchange for board member services			300,000	300	35,700		36,000
Common stock issued in exchange for CFO compensation			150,000	150	5,850		6,000
Common stock issued for consulting services			304,000	304	14,896		15,200

Net loss						(216,554)	(216,554)

Balance at January 31, 2012	1,491,743	$1,492	15,886,484	$15,887	$6,835,191	$(7,575,892)	$(723,322)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)
			March 1, 2005
			(Inception)
	For the Six Months Ended		Through
	January 31,		January 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(216,554)	$(195,207)	$(7,575,892)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	—	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	42,000	—	3,443,203
Consulting expense paid in common stock	15,200	3,000	111,800
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 5)	83,313	36,250	304,994
Interest expense paid in preferred stock(Note 4 and 5 )	—	—	4,745
Interest expense capitalized as principal	260	—	54,293
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	10,463	2,764	(67,951)
Accounts payable	13,289	12,875	74,315
Accrued liabilities	21,859	112,363	1,075,278
Net cash used in operating activities	(30,170)	(27,955)	(2,184,346)

Cash flows from investing activities:
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	20,173	—	310,474
Proceeds from notes payable	40,087	15,000	524,572
Payment of notes payable	(30,000)	—	(51,045)
Net cash provided by financing activities	30,260	15,000	2,308,208

Net change in cash.	90	(12,955)	256

Cash, beginning of period	166	20,237	—

Cash, end of period	$256	$7,282	$256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $84,779, $216,554 and $7,575,892 for the three-month and six-month periods ended January 31, 2012 and for the period from March 1, 2005 (inception) through January 31, 2012, respectively.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

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

(2)           Accounts payable related parties

At January 31, 2012, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.00.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the CFO through July 31, 2011. The accrued compensation, totaling $410,625, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended January 31, 2012, $8,895 in various liabilities of the Company were paid personally by the CEO. This accrual, totaling $93,875 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount of $69 represents accrued interest on notes payable to related parties.

Notes payable

During the three-month period ending January 31, 2012, the Company renewed outstanding convertible promissory notes to two related parties in exchange for $4,173 of principle and accrued interest. The notes, due April 30, 2012, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $104 for the three-month period ended January 31, 2012.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(5)           Notes payable

During November 2009 the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.  Interest expense for this note payable was $500 and $1,000 for the three-month and six-month periods ended January 31, 2012 respectively.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. Interest expense for this note payable was $500 and $1,000 for the three-month and six-month periods ended January 31, 2012, respectively.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from September 23, 2010, to January 21, 2011, to May 21, 2011, to September 18, 2011, to January 16, 2012 and to May 15, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $37,958 and $82,400 for the three-months and six-months ending January 31, 2012 respectively.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from April 2, 2011 to July 31, 2011, from July 31, 2011 to November 28, 2011 and from November 28, 2011 to March 27, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $5,000 and $10,850 for the three-month and six-month periods ending January 31, 2012 respectively.

During September 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note, due February 29, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $375 and $625 for the three-month and six-month periods ending January 31, 2012 respectively.

During October 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note, due April 25, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $375 and $400 for the three-month and six-month periods ending January 31, 2012 respectively.

During November 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $2,086.68 of principal and accrued interest on a due promissory note. The note, due April 30, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $52 for the three-month period ending January 31, 2012.

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

In September 2011, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from September 18, 2011 to January 16, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.15 per share based on the fair value of the shares when they were issued.  This amount ($62,250) is reflected in the accompanying financial statements as interest over the term of the note extension.

In October 2011, the Company issued 150,000 shares of the Company’s common stock as compensation to the CFO.  The shares were valued at $0.4 per share based on the fair value of the shares when they were issued.  This amount ($6,000) is reflected in the accompanying financial statements as consulting fees.

In November 2011, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension of due date from November 28, 2011 to March 27, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.05 per share based on the fair value of the shares when they were issued.  This amount ($5,250) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In December 2011, the Company issued 189,000 shares of the Company’s common stock in exchange for services to be rendered.

In December 2011, the Company issued 15,000 shares of the Company’s common stock in exchange for services to be rendered.

In January 2012, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from January 16, 2012 to May 15, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.05 per share based on the fair value of the shares when

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

they were issued.  This amount ($17,500) is reflected in the accompanying financial statements as interest over the term of the note extension.

In January 2012, the Company issued 100,000 share of the Company’s stock in exchange for services to be rendered.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2011 through January 31, 2012:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2011	3,958,329	3,958,329	$0.015-0.75	$0.16	2.07 Years
Granted	150,000	150,000	0.15	0.15	4.76 Years
Exercised	—	—	—	—	—
Cancelled/Expired	750,001	750,001	0.75	—	—
Outstanding at January 31, 2012	3,358,328	3,358,328	$0.015-0.24	$0.16	2.19 Years

The following changes occurred in outstanding options and warrants during the period from July 31, 2011 through January 31, 2012:

	Options	Warrants	Awards
Outstanding at July 31, 2011	3,208,328	750,001	3,958,329
Granted	150,000	—	150,000
Exercised	—	—	—
Cancelled/Expired	—	750,001	750,001
Outstanding at January 31, 2012	3,358,328	—	3,358,328

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of January 31, 2012, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2012, after recognition of the one-for-three reverse stock split, there were 3,358,328 and -0- vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three and Months Ended January 31, 2012 and 2011.  Salaries, benefits and payroll taxes totaled $-0- and $26,875, respectively for the three-month periods ended January 31, 2012 and 2011.  We had been accruing compensation for our CEO and CFO, but the officers agreed to cease future salary accruals pending completion of a transaction.

We did not incur any stock-based compensation expense for the three-month periods ended January 31, 2012 and 2011.  We issued each of our four non-employee directors 75,000 shares of our common stock as compensation in August 2011, which were valued at $0.12 per share or $36,000 in the aggregate.  We also issued 150,000 shares of common stock as compensation for our new CFO in October 2011, which were valued at $0.04 per share, or $6,000 in the aggregate.

Professional and consulting fees totaled $30,793 and $6,647 for the three-month periods ended January 31, 2012 and 2011, respectively.  Expenses in 2012 were higher, as we incurred consulting fees for investor relations and web services support in advance of anticipated transactions and activities.

Travel expenses totaled $8,895 and $9,424 during the three-month periods ended January 31, 2012 and 2011, respectively.  Travel continues to be a significant expense item as our possible acquisition opportunities have involved primarily overseas businesses.

Contract labor expenses totaled $-0- and $18,750 during the three-month periods ended January 31, 2012 and 2011, respectively.  In 2011, our CFO was compensated through contract services.  Our current CFO is being compensated through the issuance of shares of our common stock at this time.

Insurance expenses totaled $-0- and $5,600 during the three-month periods ended January 31, 2012 and 2011, respectively.  Our directors’ and officers’ liability insurance allowed to expire in an effort to reduce recurring costs during the development stage.  Accordingly, no expense was incurred for the 2012 period.

No depreciation was recorded during the three-month periods ended January 31, 2012 and 2011, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $225 and $(20,580) during the three-month periods ended January 31, 2012 and 2011, respectively.  Included in other expenses for the 2011 period was $21,000, being the value of 350,000 shares issued in consideration for an extension of a promissory note, and $750, relating to 37,500 shares issued as payment of interest.  The note specified issuing the shares at $0.04 per share, but the market value on the date of issuance was $0.06 per share.  Accordingly, $1,500 was recorded as interest expense and $750 was recorded as other general and administrative expenses.   In the quarter ended January 31, 2011, these amounts were reallocated to interest expense.

We recorded $44,866 and $39,016 in interest expense for the three-month periods ended January 31, 2012 and 2011, respectively.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, from November 2009 through January 2012, we have issued convertible promissory notes totaling $151,260 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $84,779 and $85,732 for three-month periods ended January 31, 2012 and 2011, respectively.

Six and Months Ended January 31, 2012 and 2011.  Salaries, benefits and payroll taxes totaled $-0- and $53,750, respectively for the six-month periods ended January 31, 2012 and 2011.  We had been accruing compensation for our CEO and CFO, but the officers agreed to cease future salary accruals pending completion of a transaction.

We incurred $42,000 and $-0- of stock-based compensation expense for the six-month periods ended January 31, 2012 and 2011.  We issued each of our four non-employee directors 75,000 shares of our common stock as compensation in August 2011, which were valued at $0.12 per share or $36,000 in the aggregate.  We also issued 150,000 shares of common stock as compensation for our new CFO in October 2011, which were valued at $0.04 per share, or $6,000 in the aggregate.

Professional and consulting fees totaled $53,929 and $30,708 for the six-month periods ended January 31, 2012 and 2011, respectively.  Expenses for the 2012 period were higher, as we incurred consulting fees for investor relations and web services support in advance of anticipated transactions and activities and support on activities in Europe.

Travel expenses totaled $21,861 and $18,434 during the six-month periods ended January 31, 2012 and 2011, respectively.  Travel continues to be a significant expense item as our possible acquisition opportunities have involved primarily overseas businesses.

Contract labor expenses totaled $-0- and $37,500 during the six-month periods ended January 31, 2012 and 2011, respectively.  In fiscal 2011, our CFO was compensated through contract services.  Our current CFO is being compensated through the issuance of shares of our common stock at this time.

Insurance expenses totaled $-0- and $11,200 during the six-month periods ended January 31, 2012 and 2011, respectively.  Our directors’ and officers’ liability insurance allowed to expire in an effort to reduce recurring costs during the development stage.  Accordingly, no expense was incurred for the 2011 period.

Depreciation of $-0- and $51 was recorded during the three-month periods ended January 31, 2012 and 2011, respectively.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $720 and $2,278 during the six-month periods ended January 31, 2012 and 2011, respectively.

We recorded $98,044 and $41,286 in interest expense for the six-month periods ended January 31, 2012 and 2011, respectively.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, from November 2009 through January 2012, we have issued convertible promissory notes totaling $151,260 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $216,554 and $195,207 for six-month periods ended January 31, 2012 and 2011, respectively.

March 1, 2005 (inception) to January 31, 2012.  For the period from March 1, 2005 (inception) to January 31, 2012, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $7,575,892.  Approximately 45% of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,443,203.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $30,170 of cash in operating activities with $30,260 being provided by loans for the six months ended January 31, 2012.  We have a working capital deficit of $723,472 at January 31, 2012, as compared to $647,430 at July 31, 2011.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,575,892 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Our principal financial and accounting officer resigned immediately after the end of our last fiscal quarter and we elected a new principal financial and accounting officer.  We do not believe that this resulted in the late filing of this report.  We attribute the late filing of this report to our lack of cash resources with which to pay our legal and accounting professionals to prepare and/or review this report.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, the registrant issued 105,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $15,000 and 11,250 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.05 (an aggregate of $5,813) based on the fair value of the shares when they were issued.

In December 2011 and January 2012, the registrant issued 304,000 shares of its common stock to its two consultants for services to be rendered.  The shares were issued at $0.05 per share ($15,200 in the aggregate), based on the fair value of the shares when they were issued.

In January 2012, the registrant issued 350,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $50,000 and 37,500 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.05 (an aggregate of $19,375) based on the fair value of the shares when they were issued.

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

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)

Regulation S-K Number	Exhibit
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Worldwide Strategies Incorporated for the quarter ended January 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Changes in Shareholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

________________
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

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: March 30, 2012	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)