Form 10-Q
period 2012-04-30
WORLDWIDE STRATEGIES INC
filed 2012-06-12
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 8, 2012 – 16,167,734 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2012

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	April 30,	July 31,
	2012	2011
	(unaudited)	audited
Assets
Current Assets:
Cash	$8,243	$166
Prepaid expenses	5,648	28,167

Total current assets	13,891	28,333

Office equipment, net of accumulated depreciation of $22,623	-	-
Deposits	150	150

Total assets	$14,041	$28,483

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$64,943	$57,126
Accounts payable, related party(Note 2)	3,900	3,900
Accrued compensation(Note 3)	410,625	410,625
Accrued liabilities (Note 5)	13,460	7,275
Accrued liabilities, related party (Note 4)	106,021	75,837
Notes payable (Note 5)	171,160	121,000

Total current liabilities	770,109	675,763

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 parvalue, 33,333,333 shares authorized
15,886,484 and 14,241,234 shares issued and outstanding respectively.	16,169	14,242
Additional paid-in capital	6,848,972	6,696,324
Deficit accumulated during development stage	(7,622,701)	(7,359,338)

Total shareholders’ deficit	(756,068)	(647,280)

Total liabilities and shareholders' deficit	$14,041	$28,483

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012

Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	80,625	—	26,875	1,108,375
Stock based compensation	49,500	—	7,500	—	3,450,703
Professional and consulting fees	61,948	40,952	8,019	10,244	1,006,065
Travel	30,711	29,606	8,850	11,172	319,033
Contract labor	—	56,250	—	18,750	558,000
Insurance	—	11,200	—	—	253,506
Depreciation	—	51	—	—	140,278
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	2,188	4,269	1,468	1,991	213,951

Total operating expenses	144,347	222,953	25,837	69,032	7,230,927
Loss from operations	(144,347)	(222,953)	(25,837)	(69,032)	(7,226,977)

Other expense:
Interest expense	(119,016)	(107,260)	(20,972)	(65,974)	(395,724)

Loss before income taxes	(263,363)	(330,213)	(46,809)	(135,006)	(7,622,701)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(263,363)	$(330,213)	$(46,809)	$(135,006)	$(7,622,701)

Basic and diluted loss per share	$(0.011)	$(0.015)	$(0.002)	$(0.006)

Basic and diluted weighted average
common shares outstanding	24,682,343	22,056,852	25,306,753	22,416,201

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(Unaudited)
						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at July 31, 2011	1,491,743	$1,492	14,241,234	$14,242	$6,696,324	$(7,359,338)	$(647,280)

Common stock issued in exchange for
extension of due date on note payable			910,000	910	79,590		80,500
Common stock issued in exchange for
interest on note payable			97,500	98	8,527		8,625
Common stock issued in exchange for
board member services			300,000	300	35,700		36,000
Common stock issued in exchange for
CFO compensation			300,000	300	13,200		13,500
Common stock issued for consulting
services			319,000	319	15,631		15,950

Net loss						(263,363)	(263,363)

Balance at April 30, 2012	1,491,743	$1,492	16,167,734	$16,169	$6,848,972	$(7,622,701)	$(756,068)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)
			March 1, 2005
			(Inception)
	For the Nine Months Ended		Through
	April 30,		January 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(263,363)	$(330,213)	$(7,622,701)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	51	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	49,500	—	3,450,703
Consulting expense paid in common stock	15,950	28,710	112,550
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 5)	89,126	99,840	310,807
Interest expense paid in preferred stock(Note 4 and 5 )	—	—	4,745
Interest expense capitalized as principal	260	—	54,293
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other current assets	22,519	(11,866)	(55,895)
Accounts payable	7,817	17,871	68,843
Accrued liabilities	36,108	172,902	1,089,527
Net cash used in operating activities	(42,083)	(22,705)	(2,196,259)

Cash flows from investing activities:		`
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	9,174	4,000	299,475
Proceeds from notes payable	61,986	4,477	546,471
Payment of notes payable	(21,000)	—	(42,045)
Net cash provided by financing activities	50,160	8,477	2,328,108

Net change in cash.	8,077	(14,228)	8,243

Cash, beginning of period	166	20,237	—

Cash, end of period	$8,243	$6,009	$8,243

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2012, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2012, the Company had a working capital deficiency of $756,218, net losses of $46,809 and $263,363 for the three and nine months ended April 30, 2012, respectively, and an accumulated deficit of $7,622,701.

The Company has limited financial resources, has been unprofitable since its inception and currently has no source of revenue generating activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management plans to rely on advances from certain shareholders to fund its ongoing obligations; however, there is no guarantee that the Company will be able to obtain an adequate amount of funding.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(2)           Accounts payable related parties

At April 30, 2012, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the prior CFO through July 31, 2011. The accrued compensation, totaling $410,625, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended April 30, 2012, $14,896 in various liabilities of the Company were paid personally by the CEO of which $3,000 was reimbursed. This accrual, totaling $105,771 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount totaling $250 represents accrued interest on notes payable, including amounts accrued in prior periods, to related parties.

Notes payable

During November 2011, the Company issued convertible promissory notes to two related parties totaling for $4,173 of principal. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for these notes was $104 and $208 for the three-month and nine-month periods ended April 30, 2012.

During April 2012, the Company issued convertible promissory notes to a related party totaling for $5,000 of principal. The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. Interest expense for these notes was $42 for the three-month and nine-month periods ended April 30, 2012.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(5)           Notes payable

During November 2009 the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.  Interest expense for this note payable was $500 and $1,500 for the three-month and nine-month periods ended April 30, 2012, respectively.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. Interest expense for this note payable was $500 and $1,500 for the three-month and nine-month periods ended April 30, 2012, respectively.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from September 23, 2010, to January 21, 2011, to May 21, 2011, to September 18, 2011, to January 16, 2012 and to May 15, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $14,250 and $98,650 for the three months and nine months ending April 30, 2012, respectively.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from April 2, 2011, to July 31, 2011, to November 28, 2011, to March 27, 2012, and to July 25, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $4,519 and $15,369 for the three-month and nine-month periods ending April 30, 2012, respectively.

During October 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note, originally due April 25, 2012 and extended to October 25, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $375 and $775 for the three-month and nine-month periods ending April 30, 2012, respectively.

During November 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $2,087 of principal and accrued interest on a due promissory note. The note, due April 30, 2012 and extended to October 31, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $52 and $104 for the three-month and nine-month periods ending April 30, 2012.

During March 2012, the Company issued a convertible promissory note to an unrelated party to replace a note due, including accrued interest, of $15,750.  The note, due August 31, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  Interest expense for this note was $262 for the three-month and nine month periods ending April 30, 2012.

During March 2012, the Company issued a convertible promissory note to an unrelated party in exchange for $2,150.  The note, due September 11, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  Interest expense for this note was $30 for both the three-month and nine month periods ending April 30, 2012.

During April 2012, the Company issued convertible promissory notes to four unrelated parties in exchange for a total of $12,000.  The notes, due September 30, 2012, bear interest at 10% and the principal and accrued interest is

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

convertible into common shares at $.04 per share upon the election of the holder of each note.  Interest expense for these notes was $100 for both the three-month and nine month periods ending April 30, 2012.

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

In October 2011, the Company issued 150,000 shares of the Company’s common stock as compensation to the contracted CFO.  The shares were valued at $0.4 per share based on the fair value of the shares when they were issued.  This amount ($6,000) is reflected in the accompanying financial statements as consulting fees.

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

In January 2012, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from January 16, 2012 to May 15, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.5 per share based on the fair value of the shares when they were issued.  This amount ($17,500) is reflected in the accompanying financial statements as interest over the term of the note extension.

In January 2012, the Company issued 100,000 share of the Company’s stock in exchange for services to be rendered.

In March 2012, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension of due date from March 27, 2012 to July 25, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.05 per share based on the fair value of the shares when they were issued.  This amount ($5,813) is reflected in the accompanying financial statements as interest over the term of the note extension.

In March 2012, the Company issued 15,000 shares of the Company’s common stock in exchange for services to be rendered.  The shares were valued at $.05 per share based on the fair value of the shares when they were issued.  The amount ($750) is reflected in the accompanying financial statements as consulting fees.

In March 2012, the Company issued 150,000 shares of the Company’s common stock as compensation to the contracted CFO.  The shares were valued at $0.05 per share based on the fair value of the shares when they were issued.  This amount ($7,500) is reflected in the accompanying financial statements as consulting fees.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2011 through April 30, 2012:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2011	3,958,329	3,958,329	$0.015-$0.75	$0.16	1.83 Years
Granted	300,000	300,000	$0.15	$0.15	4.70 Years
Exercised	—	—	—	—	—
Cancelled/Expired	750,001	750,001	$0.75	—	—
Outstanding at April 30, 2012	3,508,328	3,508,328	$0.015-$0.24	$0.16	2.07 Years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following changes occurred in outstanding options and warrants during the period from July 31, 2011 through April 30, 2012:

	Options	Warrants	Awards
Outstanding at July 31, 2011	3,208,328	750,001	3,958,329
Granted	300,000	—	300,000
Exercised	—	—	—
Cancelled/Expired	—	750,001	750,001
Outstanding at April 30, 2012	3,508,328	—	3,508,328

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2012, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2012, after recognition of the one-for-three reverse stock split, there were 3,508,328 and -0- vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended April 30, 2012 and 2011.  Salaries, benefits and payroll taxes totaled $-0- and $26,875, respectively, for the three-month periods ended April 30, 2012 and 2011.  We had been accruing compensation for our CEO and CFO, but the officers agreed to cease future salary accruals pending completion of a transaction.

We incurred $7,500 and $-0-, respectively, of stock-based compensation expense for the three-month periods ended April 30, 2012 and 2011.  We issued each of our four non-employee directors 75,000 shares of our common stock as compensation in August 2011, which were valued at $0.12 per share or $36,000 in the aggregate.  We also issued 150,000 shares of common stock as compensation for our new CFO in October 2011, which were valued at $0.04 per share, or $6,000 in the aggregate.

Professional and consulting fees totaled $8,019 and $10,244 for the three-month periods ended April 30, 2012 and 2011, respectively.  Expenses in 2012 were in line with prior year for outside support services.

Travel expenses totaled $8,850 and $11,172 during the three-month periods ended April 30, 2012 and 2011, respectively.  Travel continues to be a significant expense item as our possible acquisition opportunities have involved primarily overseas businesses.

Contract labor expenses totaled $-0- and $18,750 during the three-month periods ended April 30, 2012 and 2011, respectively.  In 2011, our CFO was compensated through contract services.  Our current CFO is being compensated through the issuance of shares of our common stock at this time.

We did not incur any insurance expense during the three-month periods ended April 30, 2012 and 2011.  Our directors’ and officers’ liability insurance was allowed to expire during the previous fiscal year in an effort to reduce recurring costs during the development stage.

No depreciation was recorded during the three-month periods ended April 30, 2012 and 2011, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $1,468 and $1,991 during the three-month periods ended April 30, 2012 and 2011, respectively.

We recorded $20,972 and $65,974 in interest expense for the three-month periods ended April 30, 2012 and 2011, respectively.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, from November 2009 through April 2012, we have issued convertible promissory notes totaling $171,160 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $46,809 and $135,006 for three-month periods ended April 30, 2012 and 2011, respectively.

Nine Months Ended April 30, 2012 and 2011.  Salaries, benefits and payroll taxes totaled $-0- and $80,625, respectively for the nine-month periods ended April 30, 2012 and 2011.  We had been accruing compensation for our CEO and CFO, but the officers agreed to cease future salary accruals pending completion of a transaction.

We incurred $49,500 and $-0- of stock-based compensation expense for the nine-month periods ended April 30, 2012 and 2011.  We issued each of our four non-employee directors 75,000 shares of our common stock as compensation in August 2011, which were valued at $0.12 per share or $36,000 in the aggregate.  We also issued 150,000 shares of common stock as compensation for our new CFO in October 2011, which were valued at $0.04 per share, or $6,000 in the aggregate.

Professional and consulting fees totaled $61,948 and $40,952 for the nine-month periods ended April 30, 2012 and 2011, respectively.  Expenses for the 2012 period were higher, as we incurred consulting fees for investor relations and web services support in advance of anticipated transactions and activities and support on activities in Europe.

Travel expenses totaled $30,711 and $29,606 during the nine-month periods ended April 30, 2012 and 2011, respectively.  Travel continues to be a significant expense item as our possible acquisition opportunities have involved primarily overseas businesses.

Contract labor expenses totaled $-0- and $56,250 during the nine-month periods ended April 30, 2012 and 2011, respectively.  In fiscal 2011, our CFO was compensated through contract services.  Our current CFO is being compensated through the issuance of shares of our common stock at this time.

Insurance expenses totaled $-0- and $11,200 during the nine-month periods ended April 30, 2012 and 2011, respectively.  Our directors’ and officers’ liability insurance allowed to expire in an effort to reduce recurring costs during the development stage.  Accordingly, no expense was incurred for the 2011 period.

Depreciation of $-0- and $51 was recorded during the nine-month periods ended April 30, 2012 and 2011, respectively.  All of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $2,188 and $4,269 during the nine-month periods ended April 30, 2012 and 2011, respectively.

We recorded $119,016 and $107,260 in interest expense for the nine-month periods ended April 30, 2012 and 2011, respectively.  Effective April 30, 2009, we converted many of our outstanding debts into preferred stock.  However, from November 2009 through January 2012, we have issued convertible promissory notes totaling $171,004 that accrue interest at rates ranging from 8% to 10%.  In addition, we financed the purchase of insurance policies in the amount of $22,400 in February 2010 for an effective annual interest rate is 9.47%.

Our net loss was $263,363 and $330,213 for nine-month periods ended April 30, 2012 and 2011, respectively.

March 1, 2005 (inception) to April 30, 2012.  For the period from March 1, 2005 (inception) to April 30, 2012, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, insurance, interest and other expenses resulting in an accumulated loss of $7,622,701.  Approximately 45% of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,450,703.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $42,084 of cash in operating activities with $50,160 being provided by loans, net of note repayments, for the nine months ended April 30, 2012.  We have a working capital deficit of $756,218 at April 30, 2012, as compared to $647,430 at July 31, 2011.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,622,701 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In March 2012, the registrant issued 105,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $15,000 and 11,250 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.05 per share (an aggregate of $5,813) based on the fair value of the shares when they were issued.

Also in March 2012, the registrant issued 15,000 shares of its common stock to a consultant for services to be rendered and 150,000 shares of its common stock as compensation for its chief financial officer.  The shares were issued at $0.05 per share ($8,250 in the aggregate), based on the fair value of the shares when they were issued.

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business.  A restrictive legend was placed on the certificates evidencing the securities issued.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Worldwide Strategies Incorporated for the quarter ended April 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Changes in Shareholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

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

WORLDWIDE STRATEGIES INCORPORATED

Date: June 12, 2012	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2012	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)