Form 10-K
WORLDWIDE STRATEGIES INC
filed 2012-10-29
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________________   to  ________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $436,304 on January 31, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 17,523,984 on September 27, 2012.

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
JULY 31, 2012

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

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric Rx, Inc., a Nevada corporation (“Centric”) in exchange for 2,250,000 post-reverse-split shares of our common stock.  We filed Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007.  Centric is no longer in existence.

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

Employees

As of September 27, 2012, we employed a total of 2 persons, both of which were full-time.  None of our employees are covered by a collective bargaining agreement.

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

We have limited operating history and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2012, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2012, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

We do not have sufficient working capital to pay our debts or our costs of continuing operations.  We do not currently have sufficient working capital to pay our debts as they become due or our costs of operating our business.  As of July 31, 2012, our working capital deficiency was $773,822.  We are dependent upon additional debt or equity financing to pay our debts and the costs of operation.  If we are unsuccessful in raising additional funds, we may not be able to begin our planned operations or continue as a going concern, and we may have to either liquidate our company or file for bankruptcy protection from our creditors.

We have significant financial obligations pursuant to past employment agreements that we may not be able to pay.  In addition to our debt obligations, we had employment agreements that placed significant accrued salary obligations on us.  Once we have raised sufficient capital to begin operation and begin paying our employees pursuant to the employment agreements, we may not be able to pay or otherwise satisfy the obligations that have accrued.  If we cannot pay the obligations under the employment agreements, we may lose our employees.

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

Since our shares are quoted on the OTC Link, trading volumes and prices may be sporadic because it is not an exchange.  Our common shares are currently quoted on the OTC Link.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations.  There can be no assurance that trading prices previously experienced by our common shares will be matched or maintained.  Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

We are subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, which are creating uncertainty for public companies.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

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

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2010	$0.16	$0.06
January 31, 2011	$0.24	$0.06
April 30, 2011	$0.15	$0.06
July 31, 2011	$0.14	$0.07
October 31, 2011	$0.15	$0.04
January 31, 2012	$0.05	$0.04
April 30, 2012	$0.05	$0.03
July 31, 2012	$0.04	$0.01

On September 27, 2012, the last trading price for the common stock on the OTC Link was $0.01.

Holders and Dividends

As of September 27, 2012, there were 84 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2012, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
May 2012	1 accredited investor	387,500 shares of common stock	Interest and loan renewal fees valued at $11,625
May 2012	1 consultant	15,000 shares of common stock	Services valued at $450
July 2012	1 consultant	300,000 shares of common stock	Services valued at $12,000

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

Results of Operations

During the years ended July 31, 2012 and 2011, we had no revenue.

Salaries, benefits and payroll taxes totaled $-0- and $107,500 for the year ended July 31, 2012 and July 31, 2011, respectively, as we ceased accruing salary for James Samuels and our former chief financial officer after July 31, 2011.

We incurred non-cash stock-based compensation expense of $61,500 and $-0- during the years ended July 31, 2012 and 2011, respectively, as a result of issuing shares and options to our employees and directors for services.

Professional and consulting fees were $94,423 and $96,292 for the years ended July 31, 2012 and 2011, respectively.

Travel expenses totaled $22,008 and $40,950 for the years ended July 31, 2012 and 2011, respectively, the decline due to a decreased level of activity and a focus on cost control.

Contract labor was $-0- and $75,000 for the years ended July 31, 2012 and 2011, respectively.  The prior chief financial officer had a contract for services of this amount in 2011.

Insurance expenses totaled $-0- and $11,200 for the years ended July 31, 2012 and 2011, respectively, with the insurance program discontinued while the company is in development stage.

For the years ended July 31, 2012 and 2011, we incurred other general and administrative expenses of $4,192 and $4,975, respectively.

Interest expense was $134,918 and $164,426 for the years ended July 31, 2012 and 2011, respectively.

March 1, 2005 to July 31, 2012.  For the period from March 1, 2005 to July 31, 2012, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $7,676,380 for the period.

Liquidity and Capital Resources

Since our inception through July 31, 2012, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $2,328,108 offset the $2,199,792 used in operating activities and $123,606 used in investing activities.  For the year ended July 31, 2012, $50,160 provided by financing activities offset $45,616 used in operating activities.

We had deficiency in working capital of $773,822 at July 31, 2012, primarily as a result of accrued salaries and outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.  Of our current liabilities totaling $782,269, accrued compensation is $410,625.  The officers for whom compensation has been accrued have agreed that this compensation will be paid only if the Company successfully obtains sufficient financing to fund its plan of operation.

During the year ended July 31, 2012, we borrowed $71,160.  During the 2011 fiscal year, we borrowed $21,000.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2012, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $7,676,380.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2013.

Contractual Obligations

We lease office space on a month-to-month basis at a rate of $150 per month.  We have no other contractual commitments.

Plan of Operations

As of the date hereof, we do not have any plans for business operations, merger or acquisition, other than the proposed business combination transaction with Euzkadi.  We cannot assure you that this transaction will be completed.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of July 31, 2012, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2012, after recognition of the one-for-three reverse stock split, there were 3,508,328 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)

HAMILTON PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Worldwide Strategies Incorporated

We have audited the accompanying consolidated balance sheets of Worldwide Strategies Incorporated, as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years in the periods ended July 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years in the period ended July 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
September 29, 2012

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2012

July 31,
2012

Assets
Current Assets:
Cash	$4,710
Prepaid expenses	3,738

Total current assets	8,447

Office equipment, net of accumulated depreciation of $22,623	—
Deposits	150

Total assets	$8,597

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$80,464
Accounts payable, related party(Note 2)	3,900
Accrued compensation(Note 3)	410,625
Accrued liabilities	15,597
Accrued liabilities, related party (Note 4)	100,523
Notes payable (Note 5)	171,161

Total current liabilities	782,269

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
16,870,234 and 14,241,234 shares issued and outstanding respectively.	16,871
Additional paid-in capital	6,884,345
Deficit accumulated during development stage	(7,676,380)

Total shareholders’ deficit	(773,672)

Total liabilities and shareholders' deficit	$8,597

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			March 1, 2005
			(Inception)
	For the Year Ended		Through
	July 31,		July 31,
	2012	2011	2012

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	107,500	1,108,375
Stock based compensation	61,500	—	3,462,703
Professional and consulting fees	94,423	96,292	1,038,540
Travel	22,008	40,950	310,330
Contract labor	—	75,000	558,000
Insurance	—	11,200	253,506
Depreciation	—	51	140,278
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	4,192	4,975	215,955

Total operating expenses	182,124	335,968	7,268,704
Loss from operations	(182,124)	(335,968)	(7,264,754)

Other expense:
Interest expense	(134,918)	(164,426)	(411,626)

Loss before income taxes	(317,042)	(500,394)	(7,676,380)

Income tax provision (Note 7)	—	—	—

Net loss	$(317,042)	$(500,394)	$(7,676,380)

Basic and diluted loss per share	$(0.013)	$(0.022)

Basic and diluted weighted average
common shares outstanding	24,985,016	22,257,993

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—

March 1, 2005, sale of common stock
to founders	—	—	1,733,402	1,733	3,467	—	5,200
April though June 2005, sale of common
stock in private offering at $.75 per
share, net of $65,089 of offering
costs	—	—	840,033	840	564,071	—	559,911
July 2005, stock issued in recapitalization
with Barnett Energy Corp.	—	—	778,539	779	(828)	—	(49)

July 8, 2005, following recapitalization	—	—	3,351,974	3,352	566,710	—	565,062

July 2005, sale of common stock in
private offering at $.75 per share,
net of $25,000 of offering costs	—	—	333,347	333	224,667	—	225,000
Net loss, March 1, 2005 (Inception)
through July 31, 2005	—	—	—	—	—	(323,298)	(323,298)
Balance at July 31, 2005	—	—	3,685,321	3,685	791,377	(323,298)	466,764

August 2005, collection of common stock
subscriptions			—	—	—	—	5,000
August 2005, sale of common stock in
private offering at $.75 per share, net
of $49,500 of offering costs	—	—	660,026	660	444,840	—	445,500
July 2006, sale of common stock in
private offering at $.15 per share, net
of $9,500 of offering costs	—	—	633,359	634	84,866	—	85,500
Stock options issued in exchange for
accrued compensation and
expenses	—	—	—	—	2,498,113	—	2,498,113
Stock warrants issued in exchange for
the Cascade Letter of Intent
termination	—	—	—	—	49,500	—	49,500
Net loss for the year ended July 31, 2006	—	—	—	—	—	(3,659,020)	(3,659,020)
Balance at July 31, 2006	—	—	4,978,706	4,979	3,868,696	(3,982,318)	(108,643)

August 2006, sale of common stock in
private offering at $.15 per share, net
of $10,750 of offering costs	—	—	750,030	750	100,999	—	101,749
Common stock issued in exchange for
commission and interest	—	—	73,531	74	17,651	—	17,725
Common stock issued in exchange for
consulting fees	—	—	120,839	121	27,879	—	28,000
Stock options vesting in period	—	—	—	—	583,990	—	583,990
Common stock issued in exchange for all
the outstanding stock of Centric Rx Inc	—	—	2,250,000	2,250	39,423	—	41,673
Net loss for the year ended July 31, 2007	—	—	—	—	—	(1,226,319)	(1,226,319)
Balance at July 31, 2007	—	—	8,173,106	8,174	4,638,638	(5,208,637)	(561,825)

August 2007, common stock issued
at $.15 to pay promissory note	—	—	500,000	500	74,500	—	75,000
Common stock issued in exchange for
interest	—	—	160,105	160	12,890	—	13,050
Common stock issued in exchange for
unpaid effort	—	—	450,000	450	19,800	—	20,250
Capital contribution	—	—	—	—	50,000	—	50,000
Stock options vesting in period	—	—	—	—	38,350	—	38,350
Expenses paid-capital contribution	—	—	—	—	1,797	—	1,797
Net loss for the year ended July 31, 2008	—	—	—	—		(846,213)	(846,213)
Balance at July 31, 2008	—	—	9,283,211	9,284	4,835,975	(6,054,850)	(1,209,591)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficit

					Additional	Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Common stock issued in exchange for
interest	—	—	18,023	18	2,451	—	2,469
Deposit on proposed acquisition	—	—	—	—	25,000	—	25,000
Expenses paid-capital contribution	—	—	—	—	395	—	395
Common stock issued in exchange for
unpaid effort	—	—	2,825,000	2,825	169,925	—	172,750
Common stock issued in exchange for
interest	—	—	100,000	100	6,900	—	7,000
Stock options vesting in period	—	—	—	—	12,000	—	12,000
Preferred stock issued in exchange for
convertible promissory notes	1,362,643	1,363	—	—	679,958	—	681,321
Preferred stock issued for cash	16,000	16	—	—	7,984	—	8,000
Accrued salaries forgiven	—	—	—	—	642,537	—	642,537
Net loss for the year ended July 31, 2009	—	—	—	—	—	(464,456)	(464,456)
Balance at July 31, 2009	1,378,643	1,379	12,226,234	12,227	6,383,125	(6,519,306)	(122,575)

Common stock issued in exchange for
consulting fees			270,000	270	20,830		21,100
Deposit on proposed acquisition					2,240		2,240
Preferred stock issued in exchange for
convertible promissory notes	42,400	42			21,158		21,200
Preferred stock issued for cash	3,200	3			1,597		1,600
Preferred stock issued in exchange for
unpaid effort	67,500	68			33,682		33,750
Net loss for the year ended July 31, 2010						(339,638)	(339,638)
Balance at July 31, 2010	1,491,743	1,492	12,496,234	12,497	6,462,632	(6,858,944)	(382,323)

Common stock issued in exchange for
interest (Note 6)			1,395,000	1,395	186,542		187,937
Common stock issued in exchange for
consulting fees (Note 6)			350,000	350	47,150		47,500
Net loss for the year ended July 31, 2011						(500,394)	(500,394)
Balance at July 31, 2011	1,491,743	$1,492	14,241,234	$14,242	$6,696,324	$(7,359,338)	$(647,280)

Common stock issued in exchange for
interest			1,395,000	1,395	99,355		100,750
Common stock issued in exchange for
board member services			300,000	300	35,700		36,000
Common stock issued in exchange for
CFO compensation			300,000	300	13,200		13,500
Common stock issued for consulting
services			634,000	634	27,766		28,400
Common stock options issued in exchange
for CFO Compensation					12,000		12,000

Net loss for the year ended July 31, 2012						(317,042)	(317,042)

Balance at July 31, 2012	1,491,743	$1,492	16,870,234	$16,871	$6,884,345	$(7,676,380)	$(773,672)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

			March 1, 2005
			(Inception)
	For The Year Ended		Through
	July 31,		July 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(317,042)	$(500,394)	$(7,676,380)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	51	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	61,500	—	3,462,703
Consulting expense paid in common stock	28,400	47,500	125,000
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 5)	100,751	187,937	322,432
Interest expense paid in preferred stock(Note 4 and 5 )	—	—	4,745
Interest expense capitalized as principal	260	—	54,293
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	24,430	(16,613)	(53,985)
Accounts payable	23,338	22,929	84,364
Accrued liabilities	32,748	228,042	1,086,167
Net cash used in
operating activities	$(45,616)	$(30,548)	$(2,199,792)

Cash flows from investing activities:		`
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	9,174	4,000	299,475
Proceeds from notes payable	61,986	17,000	546,471
Payment of notes payable	(21,000)	(10,523)	(42,045)
Net cash provided by
financing activities	50,160	10,477	2,328,108

Net change in cash.	4,544	(20,071)	4,710

Cash, beginning of period	166	20,237	—

Cash, end of period	$4,710	$166	$4,710

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

Development Stage

The Company and its subsidiaries are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  As of July 31, 2012, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $317,042, $500,394, and $7,676,380 for the years ended July 31, 2012 and 2011 and for the period from March 1, 2005 (inception) through July 31, 2012, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2012, and has an accumulated deficit of $7,676,380. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the year ended July 31, 2012, the Company issued convertible promissory notes, in exchange for $50,160.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2012.

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

	July 31,
	2012	2011
Office equipment	$10,600	$10,600
Software	12,023	12,023
	22,623	22,623
Accumulated depreciation	22,623	22,623
Property and equipment - net	$0	$0

Depreciation expense for the years ended July 31, 2012 and 2011 and for the period from March 1, 2005 (inception) through July 31, 2012 totaled $-0-, $51, and $140,278, respectively.

Impairment of Long-Lived Assets

The Company has adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share includes the impact of issuing 1,491,743 shares of Series A Convertible Preferred Stock and excludes the impact of other contingently exercisable common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2012, there were 3,508,328 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they are antidilutive.

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

(2)           Accounts payable related parties

At July 31, 2012, the Company was indebted to related parties for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

At July 31, 2012 and 2011, accrued compensation totaled $410,625. The accrued compensation will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(4)           Related party transactions

Accrued liabilities

During the year the CEO paid various liabilities of the Company personally that were not reimbursed. This accrual, totaling $100,044 including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount of $479 represents accrued interest on notes payable to related parties.

Notes payable

During November 2011, the Company issued convertible promissory notes to two related parties totaling $4,173 of principal to replace similar notes issued May 2011. The notes, originally due April 30, 2012 and extended to October 31, 2012, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for these notes was $312 for the year ended July 31, 2012.

During April 2012, the Company issued a convertible promissory note to a related party for $5,000 of principal. The note, originally due September 30, 2012 and extended to March 31, 2013, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. Interest expense for this note was $167 for the year ended July 31, 2012.

Preferred stock

In December 2008, outstanding notes, including accrued interest, which was capitalized, totaling $322,981 were repaid with the issuance of 645,962 shares of preferred stock. An additional note in the amount of $10,000 was issued to the CEO for cash in April 2009. The note, including $210 in accrued interest, was repaid by issuing 20,420 shares of preferred stock in July 2009.

In May 2010, five directors and two officers were each issued 7,500 preferred shares totaling 52,500 shares in exchange for uncompensated services. This amount ($26,250) is reflected in the accompanying financial statements as stock based compensation.

Common stock

On March 1, 2005, the Company sold 1,733,402 shares of its common stock to its officers, directors and other founders for $5,200, or $.003 per share.  In connection with the stock sales, the Company issued one warrant for each common share purchased.  The warrants allowed the holder to purchase one share of common stock at a price of $.75 per share.  The warrants expired on April 30, 2010.

In January 2008, the Company issued 350,000 shares of the Company’s common stock at $.045 to two officers and five directors as compensation for unpaid services.  The shares were valued based on their fair value when the share issuance was authorized.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In August 2011, the Company issued 300,000 shares of the Company’s common stock in exchange for uncompensated services provided to the Company by four directors.  The shares were valued at $.12 per share based on the fair value of the shares in the month they were issued. This amount ($36,000) is reflected in the accompanying financial statements as stock based compensation.

In December 2011, the Company issued 150,000 shares of the Company’s common stock in exchange for uncompensated services provided to the company by the VP Finance & CFO.  The shares were valued at $.04 per share based on the fair value of the shares in the month they were issued. This amount ($6,000) is reflected in the accompanying financial statements as stock based compensation.

In March 2012, the Company issued 150,000 shares of the Company’s common stock in exchange for uncompensated services provided to the company by the VP Finance & CFO.  The shares were valued at $.05 per share based on the fair value of the shares in the month they were issued. This amount ($7,500) is reflected in the accompanying financial statements as stock based compensation.

(5)           Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.  The note holder extended the original due date from May 31, 2010 to December 31, 2010, extended again to July 31, 2011, extended again to June 30, 2012 and extended again to May 31, 2013. Interest expense for this note payable was $2,000 and $2,150 for the years ended July 31, 2012 and 2011, respectively.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. The note holder extended the original due date from July 31, 2010 to December 31, 2010, extended again to July 31, 2011, extended again to June 30, 2012 and extended again to May 31, 2013. Interest expense for this note payable was $2,000 and $2,000 for the years ended July 31, 2012 and 2011, respectively.

During May 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from September 23, 2010 to January 21, 2011, to May 21, 2011, to September 18, 2011, to January 16, 2012, to May 15, 2012 and to September 12, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $106,092 and $149,724 for the years ended July 31, 2012 and 2011, respectively.

During December 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note holder extended the due date from April 2, 2011, to July 31, 2011, to November 28, 2011, to March 27, 2012, to July 25, 2012 and to November 22, 2012. Interest expense, including the premium cost on shares issued for the renewal period, for this note payable was $19,149 and $10,088 for the years ended July 31, 2012 and 2011, respectively.

During October 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note, due April 25, 2012 and extended to October 25, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $1,150 for the year ended July 31, 2012.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

During November 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $2,087 of principal and accrued interest on a due promissory note. The note, due April 30, 2012 and extended to October 31, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $156 for the year ended July 31, 2012.

During March 2012, the Company issued a convertible promissory note to an unrelated party to replace a note due, including accrued interest, of $15,750.  The note, due August 31, 2012 and extended to February 28, 2013, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  Interest expense for this note was $656 for the year ended July 31, 2012.

During March 2012, the Company issued a convertible promissory note to an unrelated party in exchange for $2,150.  The note, due September 11, 2012, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  Interest expense for this note was $84 for the year ended July 31, 2012.

During April 2012, the Company issued convertible promissory notes to four unrelated parties in exchange for a total of $12,000.  The notes, due September 30, 2012, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder of each note.  Interest expense for these notes was $400 for the year ended July 31, 2012.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Common stock

From April through June 2005, the Company conducted a private placement offering whereby it sold 840,033 units at a price of $.75 per unit.  Each unit consisted of one share of the Company’s common stock and one five-year warrant to purchase another share of common stock at $.75 per share.  The Company received net proceeds of $559,911, after deducting offering costs of $65,089.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In July 2005, the Company conducted a private placement offering whereby it sold 333,347 units at a price of $.75 per unit.  Each unit consisted of one share of the Company’s common stock and one five-year warrant to purchase another share of common stock at $.75 per share.  The Company received net proceeds of $225,000, after deducting offering costs of $25,000.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In August 2005, the Company conducted a private placement offering whereby it sold 660,026 units at a price of $.75 per unit.  Each unit consisted of one share of the Company’s common stock and one five-year warrant to purchase another share of common stock at $.75 per share.  The Company received net proceeds of $445,500, after deducting offering costs of $49,500.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In July 2006, the Company conducted a private placement offering whereby it sold 633,359 units at a price of $.15 per unit. Each unit consisted of one share of the Company’s common stock and one five-year warrant to purchase another share of common stock at $.15 per share.  The Company received net proceeds of $85,500, after deducting offering costs of $6,500.  The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In August 2006, the Company conducted a private placement offering whereby it sold 750,030 units at a price of $.15 per unit.  Each unit consisted of one share of the Company’s common stock and one five-year warrant to purchase another share of common stock at $.15 per share.  The warrants may be exercised over a period of five years. The Company received net proceeds of $101,749, after deducting offering costs of $10,700. The offering was made in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

In January 2008, the Company issued 100,000 shares of the Company’s common stock at $.045 to an employee and a contractor as compensation for unpaid services.  The shares were valued based on their fair value when the share issuance was authorized.

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

In September 2011, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from September 18, 2011 to January 16, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.15 per share based on the fair value of the shares when they were issued.  This amount ($58,125) is reflected in the accompanying financial statements as interest over the term of the note extension.

In November 2011, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension of due date from November 28, 2011 to March 27, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.05 per share based on the fair value of the shares when they were issued.  This amount ($5,813) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In December 2011, the Company issued 189,000 shares of the Company’s common stock in exchange for services to be rendered.

In December 2011, the Company issued 15,000 shares of the Company’s common stock in exchange for services to be rendered.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In January 2012, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from January 16, 2012 to May 15, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.5 per share based on the fair value of the shares when they were issued.  This amount ($19,373) is reflected in the accompanying financial statements as interest over the term of the note extension.

In January 2012, the Company issued 100,000 shares of the Company’s stock in exchange for services to be rendered.

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

In March 2012, the Company issued 15,000 shares of the Company’s common stock in exchange for services to be rendered.  The shares were valued at $.03 per share based on the fair value of the shares when they were issued.  The amount ($450) is reflected in the accompanying financial statements as consulting fees.

In May 2012, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from July 25, 2012 to September 12, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.03 per share based on the fair value of the shares when they were issued.  This amount ($11,625) is reflected in the accompanying financial statements as interest over the term of the note extension.

In July 2012, the Company issued 300,000 shares of the Company’s common stock in exchange for services rendered.  The shares were valued at $.04 per share based on the fair value of the shares when they were issued.  The amount ($12,000) is reflected in the accompanying financial statements as consulting fees.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment.”  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

On March 16, 2006, the Company granted options to an officer to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.53 per share. 33,333 options were fully vested on the grant date, an additional 33,333 options vested on March 16, 2007, and the remaining 33,334 options vested on March 16, 2008.  All of the options expired on March 16, 2011.  In February 2007, the Company accelerated the vesting date to November 30, 2006; the date the officer left employment, and recognized $137,000 as stock based compensation in the accompanying financial statements to reflect the vested portion during the year ended July 31, 2007.  The total compensation costs for the modified share options were measured on the date of modification and no incremental costs resulted from the modification.  Therefore compensation costs reflected on the accompanying financial statements reflect the grant date fair value of the original award for which the requisite services have been rendered.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

In November 2011, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $.15 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.04 per share on the grant date.  The Company valued the options at $.04 per share, or $6,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.01%
Dividend yield	0.00%
Volatility factor	619.63%
Weighted average expected life	5 years

In March 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $.15 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.04 per share on the grant date.  The Company valued the options at $.04 per share, or $6,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Risk-free interest rate	2.31%
Dividend yield	0.00%
Volatility factor	619.63%
Weighted average expected life	5 years

Options granted to employees, accounted for under the intrinsic value method

On April 30, 2005, the Company granted four directors options to purchase an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $.75 per share.  40,000 options were fully vested on the grant date, an additional 40,000 options vested on April 30, 2006, and the remaining 40,000 options vested on April 30, 2007.  All of the options expired on April 30, 2010.  The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date.  The Company’s common stock had no quoted market price on the grant date.  No stock-based compensation was recorded on the options through January 31, 2006.  The options had a fair value of $.093 per share, or $11,160.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $2,093 and $1,395 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31, 2007 and July 31, 2006.

On August 18, 2005, the Company granted three officers options to purchase an aggregate of 233,334 shares of the Company’s common stock at an exercise price of $.75 per share.  100,000 options were fully vested on the grant date, an additional 100,000 options vested on April 30, 2006, and the remaining 33,334 options vested on April 30, 2007.  All of the options expired on April 30, 2010.  The exercise price of the options equaled the price at which the Company was selling the stock to unrelated third parties on the grant date.  The Company’s common stock had no quoted market price on the grant date.  No stock-based compensation was recorded on the options through January 31, 2006.  The options had a fair value of $.093 per share, or $21,700.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $1,329 and $4,650 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31, 2007 and July 31, 2006.

On September 30, 2005, the Company granted a director options to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $3.36 per share.  10,000 options were fully vested on the grant date, an additional 10,000 options vested on September 30, 2006, and the remaining 10,000 options vested on September 30, 2007.  All of the options expired on September 30, 2010.  The exercise price of the options equaled the traded market price of the stock on the grant date.  No stock-based compensation was recorded on the options through January 31, 2006.  The options had a fair value of $.42 per share, or $12,600.  Effective February 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and recognized $2,928 and $2,100 as stock based compensation in the accompanying financial statements to reflect the vested portion during the period from the effective date through July 31, 2007 and July 31, 2006.

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

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

			March 1, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	July 31, 2012	July 31, 2011	July 31, 2012
Net loss, as reported	$(317,042)	$(500,394)	$(7,676,380)
Decrease due to:
Employee stock options	-	-	(29,453)
Pro forma net loss	$(317,042)	$(500,394)	$(7,705,833)

As reported:
Net loss per share - basic and diluted	$(0.013)	$(0.022)
Pro Forma:
Net loss per share - basic and diluted	$(0.013)	$(0.022)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through July 31, 2008	Fair Value Incurred Through July 31, 2008
4/30/2005	100,000	$11,160	100,000	$6,510
8/18/2005	233,334	21,700	233,334	15,721
9/30/2005	30,000	12,600	30,000	7,222
	363,334	$45,460	363,334	$29,453

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

Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	268.16%
Weighted average expected life	7 years

Following is a schedule of changes in common stock options and warrants from March 1, 2005 (inception) through July 31, 2012:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at March 31, 2005 (Inception)	-	-	$-	$-	-
Granted	3,026,667	3,026,667	$0.75	$0.75	.79 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	(20,000)	(20,000)	$-	$-	N/A
Outstanding at July 31, 2005	3,006,667	3,006,667	$0.75	$0.75	.79 years

Granted	4,793,029	4,793,029	$0.06-$3.36	$0.35	1.69 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2006	7,799,696	7,799,696	$0.06-$3.36	$0.50	1.34 years

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Granted	2,883,363	2,883,363	$0.18-$0.75	$0.35	4.09 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2007	10,683,059	10,683,059	$0.06-$3.36	$0.46	2.08 years

Granted	475,000	475,000	$0.11	$0.11	3.83 years
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2008	11,158,059	11,158,059	$0.06-$3.36	$0.45	2.16 years

Granted	600,000	600,000	$0.02	$0.02	4.36
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	-	-	$-	$-	N/A
Outstanding at July 31, 2009	11,758,059	11,758,059	$0.015-$3.36	$0.42	2.27 years

Granted	-	-	$-	$-	N/A
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	(3,323,370)	(3,323,370)	$0.75	$0.75	N/A
Outstanding at July 31, 2010	8,434,689	8,434,689	$0.015-$3.36	$0.42	1.86 years

Granted	-	-	$-	$-	N/A
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	(4,476,360)	(4,476,360)	$0.06-$3.36	$-	N/A
Outstanding at July 31, 2011	3,958,329	3,958,329	$0.015-$0.75	$0.23	1.09 years

Granted	300,000	300,000	$0.15	$0.15	N/A
Exercised	-	-	$-	$-	N/A
Cancelled/Expired	(750,001)	(750,001)	$0.75	$-	N/A
Outstanding at July 31, 2012	3,508,328	3,508,328	$0.015-$0.24	$0.16	1.82 years

Common stock awards consisted of the following options and warrants during the period from March 1, 2005 (inception) through July 31, 2012:

			Total
Description	Options	Warrants	Awards
Outstanding at March 31, 2005 (inception)	-	-	-
Granted	120,000	2,906,667	3,026,667
Exercised	-	-	-
Cancelled/Expired	(20,000)	-	(20,000)
Outstanding at July 31, 2005	100,000	2,906,667	3,006,667

Granted	3,416,362	1,376,667	4,793,029
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2006	3,516,362	4,283,334	7,799,696

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Granted	2,133,333	750,030	2,883,363
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2007	5,649,695	5,033,364	10,683,059

Granted	475,000	-	475,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2008	6,124,695	5,033,364	11,158,059

Granted	600,000	-	600,000
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at July 31, 2009	6,724,695	5,033,364	11,758,059

Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	(333,339)	(2,990,031)	(3,323,370)
Outstanding at July 31, 2010	6,391,356	2,043,333	8,434,689

Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	(3,183,028)	(1,293,332)	(4,476,360)
Outstanding at July 31, 2011	3,208,328	750,001	3,958,329

Granted	300,000	-	300,000
Exercised	-	-	-
Cancelled/Expired	-	(750,001)	(750,001)
Outstanding at July 31, 2012	3,508,328	-0-	3,508,328

(7)           Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	July 31,
	2012	2011
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.06%	3.06%
Net operating loss (NOL) for which
no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At July 31, 2012, the Company fully allowed for any deferred tax asset that it may have as a result of its accumulated losses of $7,676,380.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.   The net operating loss carry-forward expires through the year 2031.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry-forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8)           Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a “virtual” office at a rate of $150 per month.  Rent expense for the years ended July 31, 2012 and 2011 and for the period from March 1, 2005 (inception) through July 31, 2012 totaled $1,800, $1,800 and $54,831, respectively.

(9)           Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At July 31, 2012, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)           Subsequent Events

In August 2012, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000.

In August 2012, the Company issued 150,000 shares of the Company’s common stock to its VP Finance & CFO as compensation for services to be rendered for the fiscal year ended July 31, 2012.

In August 2012, the Company issued options to purchase 550,000 shares of common stock to its VP Finance & CFO and four directors as compensation for services rendered.

In August 2012, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension on the due date of a Promissory Note.

In September 2012, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension on the due date of a Promissory Note.

In October 2012, the Company issue convertible promissory notes to unrelated parties in exchange for $7,500.

In October 2012, the Company issued 350,000 shares of the Company’s common stock in exchange for services rendered.

In October 2012, the Company reached agreement in principle to settle the accrued salaries and expenses owed James P.R. Samuels and W. Earl Somerville.  As of September 7, 2012 these amounts totaled $346,926 and 168,801 respectively.  The agreement includes Mr. Samuels and Mr. Somerville forgiving a significant amount and receiving convertible promissory notes.  Ownership of the company’s United Kingdom subsidiary, Worldwide Business Solutions Limited, would also be transferred to Mr. Samuels in this agreement.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Controls over Financial Reporting

Our principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was effective during the fiscal year ended July 31, 2012.

Respectfully,

James P.R. Samuels, Chief Executive Officer
Thomas E. McCabe, Chief Financial Officer

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	65	President, Chief Executive Officer and Director
Thomas E. McCabe	54	VP Finance, Chief Financial Officer, Secretary
Frank J. Deleo	56	Director
Robert T. Kane	67	Director
Edward J. Weisberg	55	Director
Gregory Kinney	50	Director

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

We believe that Mr. Samuels should serve on the board because of his previous experience in management and with publicly held companies.

Thomas E. McCabe, VP Finance and Chief Financial Officer. Thomas McCabe has been our chief financial officer since October 2011.  He has over 25 years experience in public and privately held companies.  Mr. McCabe’s corporate leadership roles include President, CFO, General Manager, Senior Vice President, Vice President of Administration, Vice President Information Technology, Manufacturing Manager and Controller. His educational background includes a BS in Math/Business from Wake Forest University and an MBA from the University of Florida.  Mr. McCabe started TEM Associates in 2009 with a primary focus on providing C-level guidance, support and services to start-up, early-stage and small/medium sized companies, focusing primarily on CFO related activities.  TEM Associates also provides investment evaluation services to Private Equity investors, support for acquisition execution and assorted project and interim C-level support.

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

We believe that Mr. Deleo should serve on the board because of his previous experience in financial services and management with publicly held companies.

Robert T. Kane, Director. Robert Kane has been a director since June 2005.  He has been a practicing attorney in Munhall, Pennsylvania, since 1970.  Mr. Kane received his J.D. degree from Villanova University in 1970 and his B.S. degree from Pennsylvania State University in 1965.

We believe Mr. Kane should serve on the board because of his experience in corporate oversight, litigation and general corporate law practice.

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

We believe Mr. Weisberg should serve on the board because of his previous experience in management, marketing, emerging technology and with publicly held companies.

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

We believe Mr. Weisberg should serve on the board because of his previous experience in management and with the technology sector.

Committees

Audit Committee.  Our audit committee members are Edward J. Weisberg and Robert T. Kane.  The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its responsibility to oversee (1) the integrity of our financial statements, controls and disclosure; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants and of its internal audit staff; and (4) our compliance with legal and regulatory requirements.

The Audit Committee has the sole authority to appoint our independent accountants, subject to any shareholder ratification.  The Audit Committee also prepares the annual Audit Committee report required by the rules and regulations of the Securities and Exchange Commission to be included in our annual proxy statement.

We believe that until such time as the Company acquires a business that it is not necessary to have a financial expert serving on the audit committee.

Compensation Committee.  Our compensation committee members are Frank J. Deleo and Gregory Kinney.  The Compensation Committee is appointed by the Board of Directors to (1) discharge the responsibilities of the Board of Directors relating to compensation of our executives and (2) produce an annual report on executive compensation for inclusion in our proxy statement in accordance with applicable rules and regulations.

Nominating Committee.  During the fiscal year ended July 31, 2012, the Company established a Nominating Committee for board membership.  Committee members are Gregory Kinney and Frank J. Deleo.  The Nominating Committee is appointed by the Board of Directors to identify, review credentials of and recommend membership of new board members.

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

Procedure for Nominating Directors

During the fiscal year ended July 31, 2012, the Board of Directors established a Nominating Committee through which security holders may recommend nominees to our board of directors.

The board of directors will consider candidates for director positions that are recommended by any of our stockholders and approved by the Nominating Committee.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2012.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Nominating Committee will evaluate any recommended candidate and determine whether or not to proceed with the candidate in accordance with our procedures.  We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

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

Reporting Person	Date Report Due	Date Report Filed
Christensen , Donald A.	Form 4 due December 16, 2008	Not yet filed
Christensen , Donald A.	Form 4 due December 30, 2008	Not yet filed
Christensen , Donald A.	Form 4 due February 5, 2009	Not yet filed
Christensen, Donald A.	Form 4 due May 21, 2010	Not yet filed
Deleo, Frank J.	Form 4 due December 16, 2008	Not yet filed
Deleo, Frank J.	Form 4 due December 30, 2008	Not yet filed
Deleo, Frank J.	Form 4 due May 21, 2010	Not yet filed
Deleo, Frank J.	Form 4 due August 12, 2011	Not yet filed
Deleo, Frank J.	Form 4 due April 3, 2012	Not yet filed
Kane, Robert T.	Form 4 due December 16, 2008	Not yet filed
Kane, Robert T.	Form 4 due December 30, 2008	Not yet filed
Kane, Robert T.	Form 4 due February 5, 2009	Not yet filed
Kane, Robert T.	Form 4 due May 21, 2010	Not yet filed
Kane, Robert T.	Form 4 due August 12, 2011	Not yet filed

Reporting Person	Date Report due	Date Report Filed
Kane, Robert T.	Form 4 due November 3, 2011	Not yet filed
Kinney, Gregory	Form 4 due December 16, 2008	Not yet filed
Kinney, Gregory	Form 4 due December 30, 2008	Not yet filed
Kinney, Gregory	Form 4 due May 21, 2010	Not yet filed
Kinney, Gregory	Form 4 due August 12, 2011	Not yet filed
Kinney, Gregory	Form 4 due November 3, 2011	Not yet filed
McCabe, Thomas E.	Form 3 due November 11, 2011	Not yet filed
McCabe, Thomas E.	Form 4 due March 20, 2012	Not yet filed
Samuels, James P.R.	Form 4 due December 16, 2008	Not yet filed
Samuels, James P.R.	Form 4 due December 30, 2008	Not yet filed
Samuels, James P.R.	Form 4 due February 5, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 4, 2009	Not yet filed
Samuels, James P.R.	Form 4 due July 6, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 21, 2010	Not yet filed
Somerville, W. Earl	Form 4 due December 16, 2008	Not yet filed
Somerville, W. Earl	Form 4 due December 30, 2008	Not yet filed
Somerville, W. Earl	Form 4 due February 5, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 4, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 21, 2010	Not yet filed
Rudolf and Monique van den Brink	Form 3 due December 13, 2010	Not yet filed
Rudolf and Monique van den Brink	Form 4 due January 27, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due July 13, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due October 10, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due December 6, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due January 23, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due March 20, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due May 22, 2012	Not yet filed
Weisberg, Edward J.	Form 4 due December 16, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due December 30, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due February 5, 2009	Not yet filed
Weisberg, Edward J.	Form 4 due May 21, 2010	Not yet filed
Weisberg, Edward J.	Form 4 due August 12, 2011	Not yet filed

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31, 2012.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James P.R. Samuels, President and CEO	2012 2011	-0- $107,500	- -	- -	- -	- -	-0- $107,500
________________________

Our Board of Directors had approved employment agreements for James P.R. Samuels and W. Earl Somerville, our former chief financial officer, with salaries of $215,000 and $150,000 per year, respectively.  We accrued Mr. Samuels’ and Mr. Somerville’s compensation at half of their contract values for the 2010 and 2011 fiscal years.  Mr. Samuels and Mr. Somerville will not receive any payments on accrued compensation until the Company develops or acquires operations and begins to record revenue.  The financial obligation of these employments agreements ceased to accrue as of July 31, 2011.  Mr. Somerville resigned as of November 1, 2011.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2012.  The number of options granted and exercise prices have been retroactively restated to reflect the 3-to-1 reverse-stock-split of our common stock.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James P.R. Samuels	100,000 (1)	-	-	$0.015	12/10/2013
	125,000 (2)	-	-	$0.11	5/29/2013
	133,334 (3)	-	-	$0.24	6/22/2014
	133,334 (4)	-	-	$0.18	4/17/2014
___________________________

(1)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 139.92%.
(2)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 336.38%.
(3)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 268.16%.
(4)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 268.16%.

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Frank J. Deleo	-	$9,000.00	-	-	$9,000.00
Robert T. Kane	-	$9,000.00	-	-	$9,000.00
Edward J. Weisberg	-	$9,000.00	-	-	$9,000.00
Gregory Kinney	-	$9,000.00	-	-	$9,000.00

In August 2011, we issued 75,000 shares of our common stock to each of the four directors identified in the table above to compensate them for their services.  The shares were valued at $0.12 per share based on the fair value of the shares in the month they were issued.

Subsequent to the end of the last completed fiscal year, the Company authorized the issuance of 7-year options to purchase100,000 shares of common stock at $0.01 per share to each of the four directors identified in the above table for their services.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2012.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the Common Stock and Preferred Stock on a combined basis, as of October 2, 2012:

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
Rudolf and Monique van den Brink Rua Ribeira das Vinhas, 4 Apt – 2(dto) 2750-477 Cascais Portugal	4,668,750 (3)	0	4,668,750	16.4%
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	1,726,666 (4)	351,755	3,925,135	14.4%
Dirk Van Keulen Heemraadslag 14 Gouda, Netherlands 2805DP	454,989 (5)	507,065	3,624,145	13.5%
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	855,952 (6)	275,268	2,576,377	9.4%
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	1,641,666 (4)	30,117	1,829,897	6.7%
Dirk S. Nye 2119 Larimer St #2 Denver, Colorado 80205	577,190 (7)	144,904	1,482,840	5.4%
Thomas E. McCabe 10108 S Hudson Ave Tulsa, Oklahoma 74137	750,000 (8)	-0-	750,000	2.8%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	591,666 (9)	7,500	638,541	2.3%
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	496,476 (10)	18,997	615,206	2.3%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	466,666 (11)	16,697	571,025	2.1%
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	229,810 (12)	7,500	276,685	1.0%
All officers and directors as a group (6 persons)	4,261,284 (13)	402,449	6,776,592	24.9%
_________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from October 2, 2012, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 26,847,378 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our outstanding Preferred Stock.  This amount includes 17,523,984 shares of common stock and 9,323,394 shares of common stock issuable upon exercise of the outstanding Preferred Stock.

(3)	Includes 1,625,000 shares of common stock issuable upon conversion of outstanding notes.
(4)	Includes 491,666 shares issuable upon the exercise of vested stock options.
(5)	Includes 73,334 shares of common stock held by Mr. Van Keulen’s wife and 50,000 shares issuable upon the exercise of vested stock options.
(6)	Includes 491,666 shares issuable upon the exercise of vested stock options and 214,286 shares issuable upon conversion of outstanding notes.
(7)
Includes 100,000 shares of common stock held by Mr. Nye’s wife, 20,420 shares of preferred stock held by Mr. Nye’s wife, 316,666 shares issuable upon exercise of vested stock options, and 60,524 shares issuable upon conversion of outstanding notes.

(8)	Includes 300,000 shares issuable upon exercise of vested stock options.
(9)	Includes 316,666 shares issuable upon exercise of vested stock options and 125,000 shares issuable upon conversion of outstanding notes.
(10)	Includes 316,666 shares issuable upon exercise of vested stock options and 29,810 shares issuable upon conversion of outstanding notes.
(11)	Includes 316,666 shares issuable upon exercise of vested stock options.
(12)	Includes 50,000 shares issuable upon exercise of vested stock options and 29,810 shares issuable upon conversion of outstanding notes.
(13)	Includes 1,791,664 shares issuable upon exercise of vested stock options and 184,620 shares issuable upon conversion of outstanding notes.

James P.R. Samuels may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

We are not aware of any arrangements that might result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2012:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	3,508,328	$0.16	-0-
Total	3,508,328	$0.16	500,000

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

As of July 31, 2012, no Stock Rights had been granted under the Plan.

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

Accrued Liabilities and Accrued Compensation.  At July 31, 2012 and 2011, $100,044 and $75,764, respectively, was owed to James P.R. Samuels for amounts paid by him on behalf of the Company.  At July 31, 2012, accrued compensation owed to Mr.  Samuels and to W. Earl Somerville totaled $410,625.  In October 2012, the Company reached agreement in principle to settle the accrued salaries and expenses owed Messrs. Samuels and Somerville.  As of September 7, 2012 these amounts totaled $346,926 and 168,801 respectively.  The agreement includes Mr. Samuels and Mr. Somerville forgiving a significant amount and receiving convertible promissory notes.  Ownership of the company’s United Kingdom subsidiary, Worldwide Business Solutions Limited, would also be transferred to Mr. Samuels in this agreement.

Convertible Notes.  In November 2011, Robert Kane and Greg Kinney each loaned $2,087 to the Company to replace convertible notes, with accrued interest, that had matured.  The loans are due October 31, 2012, bear interest at 10% per annum and are convertible into shares of the Company’s common stock at the conversion price of $0.07.

In April 2012, Frank Deleo loaned $5,000 to the Company.  The loan was originally due September 30, 2012 and has subsequently been extended to March 31,2013.  The note bears interest at 10% per annum and is convertible into shares of the Company’s common stock at the conversion price of $.04.

 Interest expense was $406 and $73, respectively, for the years ended July 31 2012 and 2011.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2011	$12,000	-0-	-0-	-0-
2012	$10,500	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
10.3	Employment Agreement with W. Earl Somerville dated October 12, 2007 (6)
21	List of Subsidiaries (7)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS	XBRL Instance Document (8)
101.SCH	XBRL Schema Document (8)
101.CAL	XBRL Calculation Linkbase Document (8)
101.LAB	XBRL Label Linkbase Document (8)
101.PRE	XBRL Presentation Linkbase Document(8)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)
_________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(7)	Filed as an exhibit to the Annual Report on Form 10-K, File No. 000-52363, on October 23, 2009.
(8)
Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: October 29, 2012	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P.R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2012
James P.R. Samuels
/s/ Thomas E. McCabe	Chief Financial Officer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	October 29, 2012
Thomas E. McCabe

/s/ Frank J. Deleo	Director	October 29, 2012
Frank J. Deleo

/s/ Robert T. Kane	Director	October 29, 2012
Robert T. Kane

/s/ Edward J. Weisberg	Director	October 29, 2012
Edward J. Weisberg

/s/ Gregory Kinney	Director	October 29, 2012
Gregory Kinney