Form 10-Q
period 2012-10-31
WORLDWIDE STRATEGIES INC
filed 2012-12-21
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 14, 2012 – 17,990,234 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2012

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets
	October 31,	July 31,
	2012	2012
	unaudited	audited
Assets
Current Assets:
Cash	$1,755	$4,710
Prepaid expenses	2,189	3,738

Total current assets	3,944	8,447

Office equipment, net of accumulated depreciation of $22,623	—	-
Deposits	150	150

Total assets	$4,094	$8,597

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$70,020	$80,464
Accounts payable, related party(Note 2)	3,900	3,900
Accrued compensation(Note 3)	410,625	410,625
Accrued liabilities	17,751	15,597
Accrued liabilities, related party (Note 4)	109,603	100,523
Notes payable (Note 5)	193,661	171,161

Total current liabilities	805,559	782,269

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
17,873,984 and 16,870,234 shares issued and outstanding respectively.	17,875	16,871
Additional paid-in capital	6,905,879	6,884,345
Deficit accumulated during development stage	(7,726,711)	(7,676,380)

Total shareholders’ deficit	(801,465)	(773,672)

Total liabilities and shareholders' deficit	$4,094	$8,597

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31,
	2012	2011	2012

Sales	$—	$—	$34,518
Cost of sales	—	—	30,568

	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	—	1,108,375
Stock based compensation	7,000	42,000	3,469,703
Professional and consulting fees	24,750	16,747	1,063,290
Travel	7,231	12,966	317,561
Contract labor	—	—	558,000
Insurance	—	—	253,506
Depreciation	—	—	140,278
Loss on failed acquisition	—	—	181,016
Other general and administrative expenses	2,381	6,885	218,336

Total operating expenses	41,361	78,598	7,310,065
Loss from operations	(41,361)	(78,598)	(7,306,115)

Other expense:
Interest expense	(8,969)	(53,179)	(420,596)

Loss before income taxes	(50,331)	(131,777)	(7,726,711)

Income tax provision (Note 7)	—	—	—

Net loss	$(50,331)	$(131,777)	$(7,726,711)

Basic and diluted loss per share	$(0.002)	$(0.005)

Basic and diluted weighted average
common shares outstanding	26,742,392	24,985,016

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2012	1,491,743	$1,492	16,870,234	$16,871	$6,884,345	$(7,676,380)	$(773,672)

Common stock issued in exchange for
interest			503,750	504	4,534		5,038
Common stock issued in exchange for
CFO compensation			150,000	150	1,350		1,500
Common stock issued for consulting
services			350,000	350	10,150		10,500
Options issued in exchange for
board member services			—	—	4,000		4,000
Options issued in exchange for
CFO compensation			—	—	1,500		1,500

Net loss						(50,331)	(50,331)

Balance at October 31, 2012	1,491,743	$1,492	17,873,984	$17,875	$6,905,879	$(7,726,711)	$(801,465)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Three Months Ended		Through
	October 31,		October 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(50,331)	$(131,777)	$(7,726,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	7,000	42,000	3,469,703
Consulting expense paid in common stock	10,500	—	135,500
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 5)	5,038	58,125	327,470
Interest expense paid in preferred stock(Note 4 and 5 )	—	—	4,745
Interest expense capitalized as principal	—	—	54,293
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other current assets	1,549	(7,795)	(52,436)
Accounts payable	(10,444)	201	73,920
Accrued liabilities	11,234	12,065	1,097,401
Net cash used in
operating activities	(25,455)	(27,181)	(2,225,247)

Cash flows from investing activities:		`
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	—	—	299,475
Proceeds from notes payable	22,500	30,000	568,971
Payment of notes payable	—	—	(42,045)
Net cash provided by
financing activities	22,500	30,000	2,350,608

Net change in cash.	(2,955)	2,819	1,755

Cash, beginning of period	4,710	166	—

Cash, end of period	$1,755	$2,985	$1,755

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of October 31, 2012, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein has been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2012, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2012, the Company had a working capital deficiency of $801,615, net losses of $50,331 for the three months ended October 31, 2012 and an accumulated deficit of $7,726,711 since inception.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the quarter ended October 31, 2012, the Company issued convertible promissory notes, in exchange for $22,500.

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

(2)           Accounts payable related parties

At October 31, 2012, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the prior CFO through July 31, 2011. The accrued compensation, totaling $410,625, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

During the three-month period ended October 31, 2012, $8,850 in various liabilities of the Company were paid personally by the CEO of which none was reimbursed. This accrual, totaling $108,894, including amounts accrued in prior periods, will be repaid when the Company has sufficient working capital. An additional amount totaling $709 represents accrued interest on notes payable, including amounts accrued in prior periods, to related parties.

Notes payable

During the three-month period ending October 31, 2012, the Company had outstanding convertible promissory notes to three related parties totaling $9,173. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share and $5,000 convertible at $.04 per share, upon the election of the holder. Interest expense for these notes was accrued in the amount of $229 for the three-month period ended October 31, 2012.

Common Stock

In August 2012, the Company issued 150,000 shares of the Company’s common stock in exchange for uncompensated services provided to the company by the VP Finance & CFO.  The shares were valued at $.01 per share based on the fair value of the shares in the month they were issued. This amount ($1,500) is reflected in the accompanying financial statements as stock based compensation.

(5)           Notes payable

During August 2012, the Company issued convertible promissory notes to an unrelated party in exchange for  $15,000.  The note, due January 31, 2013, bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.  Interest expense for this note was $104 for the three-month period ending October 31, 2012.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

During October 2012, the Company issued convertible promissory notes to five unrelated parties in exchange for a total of $7,500.  The notes, due March 31, 2013, bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.  Interest expense for these notes was $63 for the three-month period ending October 31, 2012.

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

Common stock

In August 2012, the Company issued 150,000 shares of the Company’s common stock as compensation to the contracted CFO.  The shares were valued at $0.01 per share based on the fair value of the shares when they were issued.  This amount ($1,500) is reflected in the accompanying financial statements as stock based compensation.

In August 2012, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension of due date from July 25, 2012 to November 22, 2012 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.01 per share based on the fair value of the shares when they were issued.  This amount ($1,162) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In September 2012, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from September 12, 2012 to January 10, 2013 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.01 per share based on the fair value of the

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

shares when they were issued.  This amount ($3,875) is reflected in the accompanying financial statements as interest over the term of the note extension.

In September 2012, the Company issued 350,000 shares of the Company’s common stock in exchange for services valued at $10,500. The shares were valued based on the fair value on the date of grant, $.03 per share, and are reflected in the accompanying financial statements as professional and consulting fees.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2012 through October 31, 2012:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2012	3,508,328	3,508,328	$0.015-$0.24	$0.16	1.82 Years
Granted	550,000	550,000	$0.01	$0.01	6.83 Years
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at October 31, 2012	4,058,328	4,058,328	$0.01-$0.24	$0.14	2.28 Years

The following changes occurred in outstanding options and warrants during the period from July 31, 2012 through October 31, 2012:

	Options	Warrants	Awards
Outstanding at July 31, 2012	3,508,328	—	3,508,328
Granted	550,000	—	550,000
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at October 31, 2012	4,058,328	—	4,058,328

(7)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

(8)           10-Q Subsequent Event

On December 14, 2012, the Company executed a stock exchange agreement with Jorge Zamacona Pliego, the President of Euzkadi Corporation of America S.A. de C.V. (“Euzkadi”) and other principal owners of Euzkadi (“Euzkadi Principals”). Under the terms of the Agreement, Euzkadi Principals would assign and transfer Euzkadi shares to Worldwide such that Worldwide would then own 10% of Euzkadi, and Worldwide would issue shares of its common stock to Euzkadi Principals, such that they would then own 80% of Worldwide.

Consummation of the stock exchange is contingent upon the satisfaction of several conditions, including Worldwide increasing its authorized shares of common stock to accommodate this transaction and Euzkadi completing its first shipment of products.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2012 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2012, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2012, after recognition of the one-for-three reverse stock split, there were 4,058,328 and -0- vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended October 31, 2012 and 2011.  We incurred $7,000 and 42,000 respectively, of stock-based compensation expense for the three-month periods ended October 31, 2012 and 2011.  We issued each of our four non-employee directors 100,000 options for shares of our common stock as compensation in August 2012, which were valued at $0.01 per share, using the Black-Scholes fair pricing model, or $4,000 in the aggregate.  We also issued 150,000 shares of common stock and 150,000 options for shares of common stock as compensation for our new CFO in August 2012, which were valued at $0.01 per share, or $3,000 in the aggregate.

Professional and consulting fees totaled $24,750 and $16,747 for the three-month periods ended October 31, 2012 and 2011, respectively.  Expenses in 2012 were slightly higher due to stock based compensation related to efforts to raise capital.

Travel expenses totaled $7,231 and $12,966 during the three-month periods ended October 31, 2012 and 2011, respectively.  Travel continues to be a significant expense item as our possible acquisition opportunities have involved primarily overseas businesses.

No depreciation was recorded during the three-month periods ended October 31, 2012 and 2011, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $2,381 and $6,885 during the three-month periods ended October 31, 2012 and 2011, respectively.

We recorded $8,969 and $53,179 in interest expense for the three-month periods ended October 31, 2012 and 2011, respectively.  The interest costs is significantly reduced due to the reduction of our common share price lowering the interest cost for two promissory notes that require interest payment in a fixed stock quantity.

Our net loss was $50,331 and $131,777 for three-month periods ended October 31, 2012 and 2011, respectively.

March 1, 2005 (inception) to October 31, 2012.  For the period from March 1, 2005 (inception) to October 31, 2012, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, interest and other expenses resulting in an accumulated loss of $7,726,711.  Approximately 45% of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,469,703.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $25,455 of cash in operating activities with $22,500 being provided by loans, net of note repayments, for the three months ended October 31, 2012.  We have a working capital deficit of $801,615 at October 31, 2012, as compared to $773,822 at July 31, 2012.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,726,711 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, the registrant issued 105,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $15,000 and 11,250 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.01 per share (an aggregate of $1,162) based on the fair value of the shares when they were issued.

Also in August 2012, the registrant issued 150,000 shares of its common stock as compensation for its chief financial officer.  The shares were issued at $0.01 per share ($1,500 in the aggregate), based on the fair value of the shares when they were issued.

In September 2012, the registrant issued 350,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $50,000 and 37,500 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.01 per share (an aggregate of $3,875) based on the fair value of the shares when they were issued.

In October 2012, the registrant issued 350,000 shares of its common stock for services to be rendered.  The shares were issued at $0.03 per share ($10,500 in the aggregate), based on the fair value of the shares when they were issued.

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

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)

Regulation S-K Number	Exhibit
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Worldwide Strategies Incorporated for the quarter ended October 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Changes in Shareholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements. (7)

(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-KSB, File No. 000-52362, on November 2, 2007.
(7)	To be filed by amendment.

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

WORLDWIDE STRATEGIES INCORPORATED

Date: 21 December 2012	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 21 December 2012	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)