Form 10-Q/A
period 2012-10-31
WORLDWIDE STRATEGIES INC
filed 2013-01-02
CIK 1342792

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

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on December 21, 2012, is to furnish Exhibit 101 to the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

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

WORLDWIDE STRATEGIES INCORPORATED

Date: January 2, 2013	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: January 2, 2013	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)