Form 10-Q
period 2013-01-31
WORLDWIDE STRATEGIES INC
filed 2013-03-15
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 1, 2013 – 18,412,734 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
January 31, 2013

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	January 31,	July 31,
	2013	2012
	unaudited	audited
Assets
Current Assets:
Cash	$370	$4,710
Prepaid expenses	1,253	3,738

Total current assets	1,623	8,447

Office equipment, net of accumulated depreciation of $22,623	—	-
Deposits	150	150

Total assets	$1,773	$8,597

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$78,921	$80,464
Accounts payable, related party(Note 2)	3,900	3,900
Accrued compensation(Note 3)	410,625	410,625
Accrued liabilities	21,525	15,597
Accrued liabilities, related party (Note 4)	109,855	100,523
Notes payable (Note 5)	195,661	171,161

Total current liabilities	820,486	782,269

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
18,025,234 and 16,870,234 shares issued and outstanding respectively.	18,026	16,871
Additional paid-in capital	6,910,265	6,884,345
Deficit accumulated during development stage	(7,748,496)	(7,676,380)

Total shareholders’ deficit	(818,713)	(773,672)

Total liabilities and shareholders' deficit	$1,773	$8,597

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)

					March 1, 2005
					(Inception)
	Six Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2013	2012	2013	2012	2013

Sales	$—	$—	$—	$—	$34,518
Cost of sales	—	—	—	—	30,568

	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	—	—	—	1,108,375
Stock based compensation	7,000	42,000	—	—	3,469,703
Professional and consulting fees	37,630	53,929	12,880	30,793	1,076,170
Travel	7,231	21,861	—	8,895	317,561
Contract labor	—	—	—	—	558,000
Insurance	—	—	—	—	253,506
Depreciation	—	—	—	—	140,278
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	2,836	720	455	225	218,791

Total operating expenses	54,697	118,510	13,335	39,913	7,323,400
Loss from operations	(54,697)	(118,510)	(13,335)	(39,913)	(7,319,450)

Other expense:
Interest expense	(17,419)	(98,044)	(8,450)	(44,866)	(429,045)

Loss before income taxes	(72,116)	(216,554)	(21,785)	(84,779)	(7,748,496)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(72,116)	$(216,554)	$(21,785)	$(84,779)	$(7,748,496)

Basic and diluted loss per share	$(0.003)	$(0.009)	$(0.001)	$(0.003)

Basic and diluted weighted average
common shares outstanding	27,015,720	24,376,926	27,289,049	24,699,957

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2012	1,491,743	$1,492	16,870,234	$16,871	$6,884,345	$(7,676,380)	$(773,672)

Common stock issued in exchange for interest			620,000	620	7,905		8,525
Common stock issued in exchange for CFO compensation			150,000	150	1,350		1,500
Common stock issued for consulting services			385,000	385	11,165		11,550
Options issued in exchange for board member services			—	—	4,000		4,000
Options issued in exchange for CFO compensation			—	—	1,500		1,500

Net loss						(72,116)	(72,116)

Balance at January 31, 2013	1,491,743	$1,492	18,025,234	$18,026	$6,910,265	$(7,748,496)	$(818,713)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Six Months Ended		Through
	January 31,		January 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(72,116)	$(216,554)	$(7,748,496)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	—	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation (Notes 4 and 5)	7,000	42,000	3,469,703
Consulting expense paid in common stock	11,550	15,200	136,550
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock(Note 5)	8,525	83,313	330,957
Interest expense paid in preferred stock(Note 4 and 5 )	—	—	4,745
Interest expense capitalized as principal	—	260	54,293
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	2,485	10,463	(51,500)
Accounts payable	(1,543)	13,289	82,820
Accrued liabilities	15,260	21,859	1,101,427
Net cash used in
operating activities	(28,839)	(30,170)	(2,228,631)

Cash flows from investing activities:		`
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	2,000	20,173	301,475
Proceeds from notes payable	22,500	40,087	568,971
Payment of notes payable	—	(30,000)	(42,045)
Net cash provided by
financing activities	24,500	30,260	2,352,608

Net change in cash.	(4,339)	90	371

Cash, beginning of period	4,710	166	—

Cash, end of period	$370	$256	$371

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of January 31, 2013, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2013, the Company had a working capital deficiency of $818,863, net losses of $21,785 and $72,116 for the three-month and six-month periods ended January 31, 2013 and an accumulated deficit of $7,748,496 since inception.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. In December 2012, the Company issued convertible promissory notes, in exchange for $2,000.

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

(2)           Accounts payable related parties

At January 31, 2013, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the prior CFO through July 31, 2011. The accrued compensation, totaling $410,625, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

(4)           Related party transactions

Accrued liabilities

The accrual, totaling $109,855, includes $108,894 of unreimbursed expenses paid by the CEO in prior periods that will be repaid when the Company has sufficient working capital and $961 representing accrued interest on notes payable, including amounts accrued in prior periods, to related parties.

Notes payable

During the three-month period ending January 31, 2013, the Company issued two promissory notes to two related parties totaling $2,000.  As of January 31, 2013, the Company had outstanding convertible promissory notes to four related parties totaling $11,173. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $5,000 convertible at $.04 per share and $2,000 convertible at $.01 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $252 for the three-month period ended January 31, 2013.

(5)           Notes payable

During the period ending January 31, 2013 the Company did not issue promissory notes to unrelated parties.

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

Common stock

In December 2012, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension of due date from November 22, 2012 to January 10, 2013 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.03 per share based on the fair value of the shares when they were issued.  This amount ($3,488) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In December 2012, the Company issued 35,000 shares of the Company’s common stock to two individuals in exchange for services valued at $1,050. The shares were valued based on the fair value on the date of grant, $.03 per share, and are reflected in the accompanying financial statements as professional and consulting fees.

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2012 through January 31, 2013:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2012	3,508,328	3,508,328	$0.015-$0.24	$0.16	1.32 Years
Granted	550,000	550,000	$0.01	$0.01	6.57 Years
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at January 31, 2013	4,058,328	4,058,328	$0.01-$0.24	$0.14	2.03 Years

The following changes occurred in outstanding options and warrants during the period from July 31, 2012 through January 31, 2013:

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Options	Warrants	Awards
Outstanding at July 31, 2012	3,508,328	—	3,508,328
Granted	550,000	—	550,000
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at January 31, 2013	4,058,328	—	4,058,328

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

Other than the possible stock exchange transaction described above, we do not have any definitive proposals for business operations, merger or acquisition.  We are in discussions with other firms but have nothing finalized at this time.  We must raise additional capital to support our ongoing existence while we search for such opportunities.  If we complete any acquisition or merger transactions, we will need to raise additional capital to support the new business.  We cannot assure you that we will be able to complete additional financings successfully.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of January 31, 2013, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2013, after recognition of the one-for-three reverse stock split, there were 4,058,328 and -0- vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended January 31, 2013 and 2012. Professional and consulting fees totaled $12,880 and $30,793 for the three-month periods ended January 31, 2013 and 2012, respectively.  Expenses in 2013 were slightly lower due to efforts to limit costs and focus on the Euzkadi Corporation of America transaction.

Travel expenses totaled $0 and $8,895 during the three-month periods ended January 31, 2013 and 2012, respectively.  The CEO is managing the travel budget to control expenses incurred by the Company.

Other general and administrative expenses totaled $455 and $225 during the three-month periods ended January 31, 2013 and 2012, respectively.

We recorded $8,450 and $44,866 in interest expense for the three-month periods ended January 31, 2013 and 2012, respectively.  The interest costs were significantly reduced due to the reduction of our common share price lowering the interest cost for two promissory notes that require the payment of interest in a fixed quantity of stock.

Our net losses were $21,785 and $84,779 for three-month periods ended January 31, 2013 and 2012, respectively.

Six Months Ended January 31, 2013 and 2012. We incurred $7,000 and 42,000 respectively, of stock-based compensation expense for the six-month periods ended January 31, 2013 and 2012.  We issued each of our four non-employee directors 100,000 options for shares of our common stock as compensation in August 2012, which were valued at $0.01 per share, using the Black-Scholes fair pricing model, or $4,000 in the aggregate.  We also issued 150,000 shares of common stock and 150,000 options for shares of common stock as compensation for our CFO in August 2012, which were valued at $0.01 per share, or $3,000 in the aggregate.

Professional and consulting fees totaled $37,630 and $53,929 for the six-month periods ended January 31, 2013 and 2012, respectively.  Expenses in 2013 were slightly lower due to efforts to limit costs and focus on the Euzkadi Corporation of America transaction.

Travel expenses totaled $7,231 and $21,861 during the six-month periods ended January 31, 2013 and 2012, respectively.  The CEO is managing the travel budget to control expenses incurred by the Company.

Other general and administrative expenses totaled $2,836 and $720 during the six-month periods ended January 31, 2013 and 2012, respectively.    Costs are slightly up related to administrative costs for regulatory filings and expense timing.

We recorded $17,419 and $98,044 in interest expense for the six-month periods ended January 31, 2013 and 2012, respectively.  The interest costs were significantly reduced due to the reduction of our common share price lowering the interest cost for two promissory notes that require the payment of interest in a fixed quantity of stock.

Our net losses were $72,116 and $216,554 six-month periods ended January 31, 2013 and 2012, respectively.

March 1, 2005 (inception) to January 31, 2013.  For the period from March 1, 2005 (inception) to January 31, 2013, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, interest and other expenses resulting in an accumulated loss of $7,748,496.  Approximately 45% of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,469,703.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $28,839 of cash in operating activities with $24,500 being provided by loans, net of note repayments, for the six months ended January 31, 2013.  We have a working capital deficit of $818,863 at January 31, 2013, as compared to $773,822 at July 31, 2012.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,748,496 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, the registrant issued 105,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $15,000 and 11,250 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.03 per share (an aggregate of $3,488) based on the fair value of the shares when they were issued.

In December 2012, the registrant issued 35,000 shares of its common stock to two persons for services to be rendered.  The shares were issued at $0.03 per share ($1,050 in the aggregate), based on the fair value of the shares when they were issued.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Worldwide Strategies Incorporated for the quarter ended January 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Changes in Shareholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

_____________________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: March 15, 2013	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2013	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)