Form 10-Q
period 2013-04-30
WORLDWIDE STRATEGIES INC
filed 2013-06-11
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 16, 2013 – 18,859,005 shares of common stock

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
April 30, 2013

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Balance Sheets

	April 30,	July 31,
	2013	2012
	unaudited	audited
Assets
Current Assets:
Cash	$339	$4,710
Prepaid expenses	—	3,738
Total current assets	339	8,447

Office equipment, net of accumulated depreciation of $22,623	—	-
Deposits	150	150
Total assets	$489	$8,597

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$76,096	$80,464
Accounts payable, related party (Note 2)	3,900	3,900
Accrued compensation (Note 3)	410,625	410,625
Accrued liabilities	40,615	15,597
Accrued liabilities, related party (Note 4)	110,147	100,523
Notes payable (Note 4 and 5)	208,661	171,161
Total current liabilities	850,043	782,269

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
18,528,984 and 16,870,234 shares issued and outstanding respectively.	18,530	16,871
Additional paid-in capital	6,927,199	6,884,345
Deficit accumulated during development stage	(7,796,774)	(7,676,380)
Total shareholders’ deficit	(849,553)	(773,672)
Total liabilities and shareholders' deficit	$489	$8,597

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Operations
(Unaudited)
					March 1, 2005
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013

Sales	$—	$—	$—	—	34,518
Cost of sales	—	—	—	—	30,568
	—	—	—	—	3,950

Operating expenses:
Salaries, benefits and payroll taxes	—	—	—	—	1,108,375
Stock based compensation	7,000	49,500	—	7,500	3,469,703
Professional and consulting fees	47,341	61,948	9,711	8,019	1,085,881
Travel	7,231	30,711	—	8,850	317,561
Contract labor	—	—	—	—	558,000
Insurance	—	—	—	—	253,506
Depreciation	—	—	—	—	140,278
Loss on failed acquisition	—	—	—	—	181,016
Other general and administrative expenses	3,330	2,188	495	1,468	219,286
Total operating expenses	64,902	144,347	10,206	25,837	7,333,606
Loss from operations	(64,902)	(144,347)	(10,206)	(25,837)	(7,329,656)

Other expense:
Interest expense	(55,492)	(119,016)	(38,072)	(20,972)	(467,118)
Loss before income taxes	(120,394)	(263,363)	(48,278)	(46,809)	(7,796,774)

Income tax provision (Note 7)	—	—	—	—	—

Net loss	$(120,394)	$(263,363)	$(48,278)	(46,809)	(7,796,774)

Basic and diluted loss per share	$(0.004)	$(0.011)	$(0.002)	$(0.002)

Basic and diluted weighted average
common shares outstanding	27,261,792	24,682,343	27,770,524	25,306,753

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at July 31, 2012	1,491,743	$1,492	16,870,234	$16,871	$6,884,345	$(7,676,380)	$(773,672)

Common stock issued in exchange
for interest			1,123,750	1,124	24,839		25,963
Common stock issued in exchange
for CFO compensation			150,000	150	1,350		1,500
Common stock issued for
consulting services			385,000	385	11,165		11,550
Options issued in exchange for
board member services			—	—	4,000		4,000
Options issued in exchange for
CFO compensation			—	—	1,500		1,500

Net loss						(120,394)	(120,394)

Balance at April 30, 2013	1,491,743	$1,492	18,528,984	$18,530	$6,927,199	$(7,796,774)	$(849,553)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

			March 1, 2005
			(Inception)
	For the Nine Months Ended		Through
	April 30,		April 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(120,394)	$(263,363)	$(7,796,774)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	—	140,278
Loss on failed acquisition	—	—	150,000
Stock based compensation	7,000	49,500	3,469,703
Consulting expense paid in common stock	11,550	15,950	136,550
Consulting expenses paid in perferred stock	—	—	7,500
Expenses paid with capital contribution	—	—	93,042
Interest expense paid in common stock (Note 6)	25,963	89,126	348,395
Interest expense paid in preferred stock	—	—	4,745
Interest expense capitalized as principal	—	260	54,293
Net liabilities acquired in Barnett recapitalization	—	—	49
Changes in current assets and liabilities:
Receivables, prepaid expenses and other
current assets	3,738	22,519	(50,247)
Accounts payable	(4,368)	7,817	79,995
Accrued liabilities	34,642	36,108	1,120,809
Net cash used in
operating activities	(41,870)	(42,083)	(2,241,662)

Cash flows from investing activities:		`
Cash acquired in Centric acquisition	—	—	6
Purchases of equipment	—	—	(23,612)
Deposit paid on Cascade acquisition	—	—	(100,000)
Net cash used in
investing activities	—	—	(123,606)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	9,600
Proceeds from sale of common stock	—	—	1,587,706
Deposit on proposed acquisition	—	—	77,240
Payments for offering costs	—	—	(150,339)
Proceeds from notes payable, related party	2,500	9,174	301,975
Proceeds from notes payable	35,000	61,986	581,471
Payment of notes payable	—	(21,000)	(42,045)
Net cash provided by
financing activities	37,500	50,160	2,365,608

Net change in cash.	(4,370)	8,077	340

Cash, beginning of period	4,710	166	—

Cash, end of period	$339	$8,243	$340

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$7,518
Non-cash investing/financing activities
Preferred stock issued to repay notes	$—	$—	$652,274
Common stock issued to repay loan	$—	$—	$75,000
Common stock issued to acquire Centric	$—	$—	$41,673
Offering costs exchanged for stock	$—	$—	$6,500

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

The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  As of April 30, 2013, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2013, the Company had a working capital deficiency of $849,704, net losses of $48,278 and $120,394 for the three-month and nine-month periods ended April 30, 2013 and an accumulated deficit of $7,796,774 since inception.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. In February 2013, the Company issued convertible promissory notes, in exchange for $13,000.

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

(2)           Accounts payable related parties

At April 30, 2013, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)           Accrued compensation

The Company accrued compensation for the CEO and the prior CFO through July 31, 2011. The accrued compensation, totaling $410,625, will only be paid if the Company successfully obtains sufficient financing to fund its plan of operation.

In October 2012 the Company reached agreement in principle to settle a significant amount of the accrued salaries owed the CEO and prior CFO in exchange for convertible promissory notes and other consideration.  This settlement is anticipated in advance of consummation with Euzkadi on the stock exchange agreement executed December 14, 2012.

(4)           Related party transactions

Accrued liabilities

The accrual, totaling $110,147, includes $108,894 of unreimbursed expenses paid by the CEO in prior periods that will be repaid when the Company has sufficient working capital and $1,253 representing accrued interest on notes payable, including amounts accrued in prior periods, to related parties.

In October 2012 the Company reached agreement in principle to settle a significant amount of the accrued expense liability owed the CEO in exchange for convertible promissory notes and other consideration.  This settlement is anticipated in advance of consummation with Euzkadi on the stock exchange agreement executed December 14, 2012.

Notes payable

During the three-month period ending April 30, 2013, the Company issued one promissory note to a related party for $500.  As of April 30, 2013, the Company had outstanding convertible promissory notes to five related parties totaling $11,674. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $5,000 convertible at $.04 per share and $2,500 convertible at $.01 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $291 for the three-month period ended April 30, 2013.

(5)           Notes payable

During the period ending April 30, 2013 the Company issued three promissory notes to one unrelated party for a total of $12,500.  The notes, due July 31, 2013, bear interest at 10% and the principal and accrued interest is

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

convertible into common shares at $.01 per share upon the election of the holder of each note. Interest expense for these notes was $337 for the three-month period ending April 30, 2013.

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

Common stock

In February 2013, the Company issued 387,500 shares of the Company’s common stock in exchange for interest and an extension of due date from January 10, 2013 to May 10, 2013 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.03 per share based on the fair value of the shares when they were issued.  This amount ($11,625) will be reflected in the accompanying financial statements as interest over the term of the note extension.

In March 2013, the Company issued 116,250 shares of the Company’s common stock in exchange for interest and an extension of due date from March 22, 2013 to July 20, 2013 on a note payable. The shares, which were issued at $0.04 as per the note payable agreement, were valued at $0.05 per share based on the fair value of the shares when they were issued.  This amount ($5,812) will be reflected in the accompanying financial statements as interest over the term of the note extension.

WORLDWIDE STRATEGIES INCORPORATED
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options and Warrants

Following is a schedule of changes in common stock options and warrants from July 31, 2012 through April 30, 2013:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at July 31, 2012	3,508,328	3,508,328	$0.015-$0.24	$0.16	1.07 Years
Granted	550,000	550,000	$0.01	$0.01	6.33 Years
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding at April 30, 2013	4,058,328	4,058,328	$0.01-$0.24	$0.14	1.79 Years

The following changes occurred in outstanding options and warrants during the period from July 31, 2012 through April 30, 2013:

	Options	Warrants	Awards
Outstanding at July 31, 2012	3,508,328	—	3,508,328
Granted	550,000	—	550,000
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at April 30, 2013	4,058,328	—	4,058,328

(7)           Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefits and expense resulted in $0 income taxes.

(8)           Subsequent Event

On December 14, 2012, the Company executed a stock exchange agreement with Jorge Zamacona Pliego, the President of Euzkadi Corporation of America S.A. de C.V. (“Euzkadi”) and other principal owners of Euzkadi (“Euzkadi Principals”). Under the terms of the Agreement, Euzkadi Principals would assign and transfer Euzkadi shares to Worldwide such that Worldwide would then own 10% of Euzkadi, and Worldwide would issue shares of its common stock to Euzkadi Principals, such that they would then own 80% of Worldwide on a fully diluted basis.

Consummation of the stock exchange is contingent upon the satisfaction of several conditions, including Worldwide increasing its authorized shares of common stock to accommodate this transaction and Euzkadi completing its first shipment of products.

In May 2013 the Company obtained unanimous board approval and approval from shareholders representing 60.39% of Common Stock and Series A Convertible Preferred Stock authorizing management to proceed with changing the Company name to Euzkadi International Corporation and an increase of authorized Common Shares from 33,333,333 to 600,000,000, both actions being conditions necessary to consummate the stock exchange agreement between Worldwide and Euzkadi executed December 14, 2012.

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

Plan of Operations

On December 14, 2012, the Company executed a stock exchange agreement with Jorge Zamacona Pliego, the President of Euzkadi Corporation of America S.A. de C.V. (“Euzkadi”) and other principal owners of Euzkadi (“Euzkadi Principals”). Under the terms of the Agreement, Euzkadi Principals would assign and transfer Euzkadi shares to Worldwide such that Worldwide would then own 10% of Euzkadi, and Worldwide would issue shares of its common stock to Euzkadi Principals, such that they would then own 80% of Worldwide on a fully diluted basis.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2013, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2013, after recognition of the one-for-three reverse stock split, there were 4,058,328 and -0- vested common stock options and warrants outstanding, respectively, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

New accounting pronouncements

Note 1 to the consolidated financial statements includes a complete description of new accounting pronouncements applicable to our Company.

Results of Operations

Three Months Ended April 30, 2013 and 2012. Professional and consulting fees totaled $9,711 and $8,019 for the three-month periods ended April 30, 2013 and 2012, respectively.  Expenses in 2013 were slightly higher due to the Euzkadi Corporation of America transaction.

Travel expenses totaled $0 and $8,850 during the three-month periods ended April 30, 2013 and 2012, respectively.  The CEO is managing the travel budget to control expenses incurred by the Company.

Other general and administrative expenses totaled $495 and $1,468 during the three-month periods ended April 30, 2013 and 2012, respectively.

We recorded $38,072 and $20,972 in interest expense for the three-month periods ended April 30, 2013 and 2012, respectively.  The interest costs were significantly higher debt and restructuring of two promissory notes that required the payment of interest in a fixed quantity of stock along with a renewal premium.  The final, pro-rata payment under the old notes was applied to April 2013 results.

Our net losses were $48,278 and $46,809 for three-month periods ended April, 2013 and 2012, respectively.

Nine Months Ended April 30, 2013 and 2012. We incurred $7,000 and $49,500 respectively, of stock-based compensation expense for the nine-month periods ended April 30, 2013 and 2012.  We issued each of our four non-employee directors options for 100,000 shares of our common stock as compensation in August 2012, which were valued at $0.01 per share, using the Black-Scholes fair pricing model, or $4,000 in the aggregate.  We issued 150,000 shares of common stock and options for 150,000 shares of common stock as compensation for our CFO in August 2012, which were valued at $0.01 per share, or $3,000 in the aggregate.

Professional and consulting fees totaled $47,341 and $61,948 for the nine-month periods ended April 30, 2013 and 2012, respectively.  Expenses in 2013 were lower due to efforts to limit costs.

Travel expenses totaled $7,231 and $30,711 during the nine-month periods ended April 30, 2013 and 2012, respectively.  The CEO is managing the travel budget to control expenses incurred by the Company.

Other general and administrative expenses totaled $3,330 and $2,188 during the nine-month periods ended April 30, 2013 and 2012, respectively.    Costs are slightly up related to administrative costs for regulatory filings and expense timing.

We recorded $55,492 and $119,016 in interest expense for the nine-month periods ended April 30, 2013 and 2012, respectively.  The interest costs were significantly reduced due to the reduction of our common share price lowering the interest cost for two promissory notes that require the payment of interest in a fixed quantity of stock.

Our net losses were $120,394 and $263,363 nine-month periods ended April 30, 2013 and 2012, respectively.

March 1, 2005 (inception) to April 30, 2013.  For the period from March 1, 2005 (inception) to April 30, 2013, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we have earned revenue of only $34,518.  We incurred expenses for professional and consulting fees, salaries and payroll taxes, stock-based compensation, travel, contract labor, interest and other expenses resulting in an accumulated loss of $7,796,774.  Approximately 45% of the cumulative net loss is due to the recognition of non-cash stock-based compensation expense for issuing shares, options, and warrants to employees and third parties in the amount of $3,469,703.  As we develop our business plan, we expect that cash generated through operations will replace many of the non-cash transaction structures currently utilized to implement our business plan.

Liquidity and Capital Resources

Since inception, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  We used $41,870 of cash in operating activities with $37,500 being provided by loans, net of note repayments, for the nine months ended April 30, 2013.  We have a working capital deficit of $849,704 at April 30, 2013, as compared to $773,822 at July 31, 2012.

As discussed above, we have had minimal revenues and have accumulated a deficit of $7,796,774 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In February 2013, the registrant issued 350,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $50,000 and 37,500 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.03 per share (an aggregate of $11,625) based on the fair value of the shares when they were issued.

In March 2013, the registrant issued 105,000 shares of its common stock to an accredited investor to extend the maturity date of a promissory note in the principal amount of $15,000 and 11,250 shares to the same person as payment of accrued interest on the note.  The shares were issued at $0.04 per share pursuant to the terms of the note, but were valued at $0.05 per share (an aggregate of $5,812) based on the fair value of the shares when they were issued.

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Employment Agreement with James P.R. Samuels dated October 12, 2007 (6)

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Worldwide Strategies Incorporated for the quarter ended April 30, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Changes in Shareholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

WORLDWIDE STRATEGIES INCORPORATED

Date: June 11, 2013	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2013	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)