Form 10-K
period 2013-07-31
WORLDWIDE STRATEGIES INC
filed 2014-11-26
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013

◻            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
 For the transition period from ______________________ to __________________________________

Commission File Number: 000-52362

Worldwide Strategies Incorporated
(Exact name of registrant as specified in its charter)

Nevada	41-0946897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 East Florida Avenue, Suite 400, Denver, Colorado	80210
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (303) 991-5887

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ◻   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ◻

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $241,744 on January 31, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,673 on October 31, 2014.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements."  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology.  In assessing forward-looking statements contained in this report, readers are urged to read carefully all cautionary statements, including those contained in other sections of this report.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to:

•	our ability to generate sufficient capital to complete planned acquisitions;
•	our ability to successfully operate our business upon completion of any or all planned acquisitions;
•	the lack of liquidity of our common stock;
•	our ability to find and retain skilled personnel;
•	availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2013

PART I

ITEM 1.          BUSINESS

Business Development

Worldwide Strategies Incorporated ("we", "us", or "our") was originally incorporated in the State of Nevada on April 6, 1998 as Boyd Energy Corporation for the purpose of developing a mechanical lifting device that would enhance existing stripper well production.  We were unable to raise sufficient capital to carry out this business and focused instead on leasing properties and exploring for oil and gas.  We changed our name to Barnett Energy Corporation on July 17, 2001.

On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation ("WBSI"), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 2,573,435 shares of our common stock.  As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary.  We changed our name to Worldwide Strategies Incorporated as of June 14, 2005.

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

WBSI incorporated a subsidiary, Worldwide Business Solutions Limited, in the United Kingdom under the Companies Acts 1985 and 1989, on May 31, 2005.  This U.K. subsidiary was formed for the purpose of supporting sales and marketing efforts in English-speaking countries.  While the subsidiary has a temporary office it does not yet have any employees and has no operations.

On July 31, 2007, we acquired 100% of the issued and outstanding shares of Centric Rx, Inc., a Nevada corporation ("Centric") in exchange for 2,250,000 post-reverse-split shares of our common stock.  We filed Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007.  Centric is no longer in existence.

Effective July 31, 2007, we filed a Certificate of Change Pursuant to NRS 78.209, which decreased the number of our authorized shares of common stock from 100,000,000 to 33,333,333 and reduced the number of common shares issued and outstanding immediately prior to filing from 17,768,607 to 5,923,106.

The company is finalizing plans to file to increase the number of authorized shares of common stock from 33,333,333 to 600,000,000.

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

On December 14, 2012, Worldwide Strategies Incorporated ("Worldwide") executed a stock exchange agreement with Jorge Zamacona Pliego, the President of Euzkadi Corporation of America S.A. de C.V. ("Euzkadi") and other principal owners of Euzkadi ("Euzkadi Principals"). Under the terms of the stock exchange agreement, Euzkadi Principals would assign and transfer Euzkadi shares to Worldwide such that Worldwide would then own 10% of Euzkadi, and Worldwide would issue shares of its common stock to Euzkadi Principals, such that they would then own 80% of Worldwide.

On April 6, 2013, Worldwide and Euzkadi entered into an Operating Agreement that outlines how the activities of the two corporations will be conducted after consummation of the stock exchange agreement. Under the terms of the Operating Agreement, Worldwide will be the international sales, financial reporting, licensing and acquisition base for Euzkadi. Euzkadi will act as a dedicated supplier to procure, transport and deliver grain products for sale.
As part of the terms of the Operating Agreement, Worldwide will commence efforts to change the name of the company to Euzkadi International Corporation.

Consummation of the stock exchange is contingent upon the satisfaction of several conditions, including Worldwide increasing its authorized shares of common stock to accommodate this transaction and Euzkadi completing its first shipment of products.

Employees

As of October 31, 2014, we employed a total of 2 persons, both of which were full-time.  None of our employees are covered by a collective bargaining agreement.

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

We have limited operating history and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2013, we generated revenues of only $34,518.  We are in the development stage, as that term is defined by certain financial accounting standards.  This means that as of July 31, 2013, our planned principal operations had not commenced, as we had devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

We do not have sufficient working capital to pay our debts or our costs of continuing operations.  We do not currently have sufficient working capital to pay our debts as they become due or our costs of operating our business.  As of July 31, 2013, our working capital deficiency was $328,180.  We are dependent upon additional debt or equity financing to pay our debts and the costs of operation.  If we are unsuccessful in raising additional funds, we may not be able to begin our planned operations or continue as a going concern, and we may have to either liquidate our company or file for bankruptcy protection from our creditors.

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

Our common stock is subject to SEC "Penny Stock" rules.  Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:
●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities.  These additional procedures could also limit our ability to raise additional capital in the future.

Trading volumes and prices may be sporadic because our shares are not traded on an exchange.  Our common shares are currently quoted on the over-the-counter markets.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations.  There can be no assurance that trading prices previously experienced by our common shares will be matched or maintained.  Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.             PROPERTIES

Our principal offices are located at 3801 East Florida Avenue, Suite 400, Denver, Colorado.  We lease these offices pursuant to a month-to-month lease.  The base rent on the lease is $150 per month.

Our legal address for our U.K. subsidiary is that of the accountant and financial firm Wilkins Kennedy, 77-79 High Street, Egham, Surrey TW20 9HY, UK.

ITEM 3.            LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted in the OTC Markets in the No Information tier under the symbol "WWSG" due to the late filing of this report.  We expect our common stock to be quoted on the OTCQB tier once we are current with our SEC reporting requirements.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and have been adjusted to reflect the effects of reverse stock splits.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2011	$0.15	$0.04
January 31, 2012	$0.05	$0.04
April 30, 2012	$0.05	$0.03
July 31, 2012	$0.04	$0.01
October 31, 2012	$0.03	$0.03
January 31, 2013	$0.03	$0.03
April 30, 2013	$0.05	$0.03
July 31, 2013	$0.18	$0.05

On October 31, 2014, the last trading price for the common stock on the OTCBB was $0.05.

Holders and Dividends

As of October 31, 2014 there were 90 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2013, we issued and sold unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
May 2013	1 accredited investor	330,021 shares of common stock	Interest and loan renewal fees valued at $16,501

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

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

On July 8, 2005, pursuant to a Share Exchange Agreement with Worldwide Business Solutions Incorporated, a Colorado corporation ("WBSI"), we acquired all of the issued and outstanding capital stock of WBSI, in exchange for 2,573,435 shares of our common stock.  As a result of this share exchange, shareholders of WBSI as a group owned approximately 76.8% of the shares then outstanding, and WBSI became our wholly-owned subsidiary.

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

The company is finalizing plans to file to increase the number of authorized shares of common stock from 33,333,333 to 600,000,000 so that the stock exchange agreement entered into on December 14, 2012 with Jorge Zamacona Pliego, the President of Euzkadi Corporation of America S.A. de C.V. ("Euzkadi") and other principal owners of Euzkadi ("Euzkadi Principals") can be consummated.

We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.

Results of Operations

During the years ended July 31, 2013 and 2012, we had no revenue.

Salaries, benefits and payroll taxes totaled $-0- for the years ended July 31, 2013 and 2012.

We incurred non-cash stock-based compensation expense of $86,000 and $115,500 during the years ended July 31, 2013 and 2012, respectively, as a result of issuing shares and options to our employees and directors for services.

Professional and consulting fees were $52,156 and $91,383 for the years ended July 31, 2013 and 2012, respectively.

Travel expenses totaled $12,566 and $22,010 for the years ended July 31, 2013 and 2012, respectively, the decline due to a decreased level of activity and a focus on cost control.

Amortization of debt discount was $20,095 and $7,498 for the years ended July 31, 2013 and 2012, respectively.  These amounts are included in interest expense in our consolidated statements of operations.

For the years ended July 31, 2013 and 2012, we incurred other general and administrative expenses of $3,784 and $4,192, respectively.

Interest expense was $58,080 and $107,189 for the years ended July 31, 2013 and 2012, respectively.  The lower interest expense is the result of the impact of the lower stock price on renewal fees for certain promissory notes.

March 1, 2005 to July 31, 2013.  For the period from March 1, 2005 to July 31, 2013, we were engaged primarily in raising capital to implement our business plan.  Accordingly, we incurred expenses for professional and consulting fees, salaries and payroll taxes, travel, and contract labor, resulting in a net loss of $7,977,949 for the period.

Liquidity and Capital

Since our inception through July 31, 2013, we have relied on the sale of equity capital and debt instruments to fund working capital and the costs of developing our business plan.  Net cash provided by financing activities of $2,377,659 offset the $2,250,516 used in operating activities and $123,606 used in investing activities.  For the year ended July 31, 2013, $49,550 provided by financing activities offset $50,722 used in operating activities.

We had a deficiency in working capital of $328,180 at July 31, 2013, primarily as a result of outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.

At July 31, 2012, our working capital deficiency was $775,100.  The decrease in working capital deficiency was due primarily to our CEO and our former CFO accepting convertible promissory notes totaling $45,500 as payment for accrued salaries of $410,625 and accrued expenses of $108,894.

During the year ended July 31, 2013, we borrowed $49,550.  During the 2012 fiscal year, we borrowed $71,161.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2013, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $7,977,949.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

Development Stage.  In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements of development stage entities.  The changes eliminate the need for inception to date reporting and other disclosure requirements.  The amendments are effective for annual reporting periods beginning after December 15, 2014.  Early adoption is permitted.  The Company has elected early adoption of these amendments.

Stock-based Compensation.  The Company accounts for all stock-based payments to employees and non-employees under Accounting Standards Codification (ASC) 718 Stock Compensation, using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2013, there were 4,333,328 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

Beneficial Conversion Features.  From time to time, the Company may issue convertible notes that contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Fair Value of Financial Instruments.  On August 1, 2012, the Company adopted ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

.
•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at July 31, 2013:
Description	Level 1	Level 2	Level 3	Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDWIDE STRATEGIES INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Worldwide Strategies, Inc.

We have audited the accompanying consolidated balance sheets of Worldwide Strategies, Inc. as of July 31, 2013 and 2012 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies, Inc. as of July 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements, the 2012 consolidated financial statements have been restated to correct errors in the consolidated financial statements resulting from the capitalization of prepaid expenses, valuation of shares, unissued shares, and beneficial conversion feature.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
November 14, 2014

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Balance Sheets
July 31, 2013

	July 31,	July 31,
	2013	2012
		Restated
Assets
Current Assets:
Cash	$3,537	$4,709
Total current assets	3,537	4,709

Deposits	150	150

Total assets	$3,687	$4,859

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$84,846	$80,464
Accounts payable, related party	3,900	3,900
Accrued compensation, related party$	—	410,625
Accrued liabilities	26,503	12,829
Accrued liabilities, related party	4,723	102,841
Notes payable, related party, net of unamortized discount
of $45,822 and $419, respectively	76,445	73,755
Note payable, net of unamortized discount of $8,644 and
$1,592, respectively	135,300	95,395

Total current liabilities	331,717	779,809

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
18,859,005 and 16,870,234 shares issued and outstanding respectively	18,860	16,871
Stock Payable	54,000	55,500
Additional paid-in capital	7,575,567	6,896,455
Accumulated deficit	(7,977,949)	(7,745,268)

Total shareholders' deficit	(328,030)	(774,950)

Total liabilities and shareholders' deficit	$3,687	$4,859

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Statements of Operations

	For The Year Ended
	July	31,
	2013	2012
		Restated

Sales	$—	$—
Cost of sales	—	—

	—	—

Operating expenses:
Professional and consulting fees	138,156	206,883
Travel	12,566	22,010
Other general and administrative expenses	3,784	4,192
Total operating expenses	154,506	233,085
Loss from operations	(154,506)	(233,085)

Other expense:
Interest expense	(78,175)	(114,687)

Loss before income taxes	(232,681)	(347,772)

Income tax provision	—	—

Net loss	$(232,681)	$(347,772)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	27,487,506	24,985,016

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Statement of Changes in Shareholders' Deficit
								Deficit
					Common			Accumulated
					Stock		Additional	During
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Development
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Stage	Total
Balance at July 31, 2011	1,491,743	$1,492	14,241,234	$14,242	$—	$—	$6,709,824	$(7,397,496)	$(671,938)

Common stock issued in exchange for interest, related party	—	—	1,395,000	1,395	—	1,500	95,005	—	97,900
Common stock issued in exchange for board member services	—	—	300,000	300	—	54,000	35,700	—	90,000
Common stock issued in exchange for CFO compensation	—	—	300,000	300	—	—	13,200	—	13,500
Common stock issued for consulting services	—	—	634,000	634	—	—	24,726	—	25,360
Common stock options issued in exchange for CFO Compensation (Nov 2011)	—	—	—	—	—	—	6,000	—	6,000
Common stock options issued in exchange for CFO Compensation (Mar 2012)	—	—	—	—	—	—	6,000	—	6,000

Beneficial conversion feature	—	—	—	—	—	—	6,000	—	6,000

Net loss for the year ended July 31, 2012	—	—	—	—	—	—	—	(347,772)	(347,772)

Balance at July 31, 2012 (restated)	1,491,743	$1,492	16,870,234	$16,871	$—	$55,500	$6,896,455	$(7,745,268)	$(774,950)

Common stock issued in exchange for interest, related party	—	—	1,453,771	1,454	—	(1,500)	42,528	—	42,482
Common stock issued in exchange for CFO compensation	—	—	150,000	150	—	—	1,350	—	1,500
Common stock issued for consulting services	—	—	385,000	385	—	—	4,165	—	4,550
Options issued in exchange for board member services (Aug 2012)	—	—	—	—	—	—	5,000	—	5,000
Options issued in exchange for CFO compensation (Aug 2012)	—	—	—	—	—	—	1,500	—	1,500
Options issued in exchange for board member services (Jul 2013)	—	—	—	—	—	—	60,000	—	60,000
Options issued in exchange for CFO compensation (Jul 2013)	—	—	—	—	—	—	18,000	—	18,000
Foregiveness Of Past Salary And Expenses To CEO and Former CFO	—	—	—	—	—	—	474,019	—	474,019

Beneficial conversion feature	—	—	—	—	—	—	72,550	—	72,550

Net loss for the year ended July 31, 2013	—	—	—	—	—	—	—	(232,681)	(232,681)

Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$54,000	$7,575,567	$(7,977,949)	$(328,030)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Statements of Cash Flows

	For The Year Ended July 31,
	2013	2012
		Restated

Cash flows from operating activities:
Net loss	$(232,681)	$(347,772)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	20,095	7,498
Stock based compensation	86,000	115,500
Consulting expense paid in common stock	4,550	25,360
Interest expense paid in common stock	37,304	92,050
Changes in current assets and liabilities:
Accounts payable and accrued liablities	18,056	29,747
Accounts payable and accrued
liabilities, related party	15,954	31,999
Net cash used in
operating activities	(50,722)	(45,618)

Cash flows from financing activities:
Proceeds from notes payable, related party	2,500	9,174
Proceeds from notes payable	47,050	61,987
Payment of notes payable	—	(17,000)
Payment of notes payable, related party	—	(4,000)
Net cash provided by
financing activities	49,550	50,161

Net change in cash	(1,172)	4,543

Cash, beginning of period	4,709	166

Cash, end of period	$3,537	$4,709

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Stock issued for conversion of accrued interest	5,178	5,850
Beneficial Conversion Feature - Debt	72,550	6,000
Debt relief by directors	474,019	—
Transfer to debt	45,500	—
Common shares issued out of stock payable	1,500	—

See accompanying notes to the consolidated financial statements.

(1)            Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Worldwide Strategies Incorporated (the "Company") was originally incorporated in the state of Nevada on April 6, 1998.  On March 1, 2005, Worldwide Business Solutions Incorporated ("WBSI") was incorporated in the State of Colorado.  On July 8, 2005, the Company acquired all the shares of WBSI for 76.8% of the Company's outstanding stock.  The acquisition of WBSI has been accounted for as a recapitalization of WBSI.  Therefore the historical information prior to the date of recapitalization is the financial information of WBSI.

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

On July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Centric Rx, Inc., ("Centric") in exchange for 2,250,000 shares of the Company's common stock.  As a result of the acquisition, Centric became a wholly owned subsidiary of the Company and the results of its operation have been included in the Company's consolidated financial statements since the date of acquisition.

Development Stage

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements of development stage entities.  The changes eliminate the need for inception to date reporting and other disclosure requirements.  The amendments are effective for annual reporting periods beginning after December 15, 2014.  Early adoption is permitted.  The Company has elected early adoption of these amendments.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $232,681, $347,772, and $7,977,949 for the years ended July 31, 2013 and 2012 and for the period from March 1, 2005 (inception) through July 31, 2013, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2013, has an accumulated deficit of $7,977,949. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the year ended July 31, 2013, the Company issued convertible promissory notes in exchange for $49,550.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the Company's accounts and those of its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2013 or 2012.

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

	July 31,
	2013	2012
Office equipment	$10,600	$10,600
Software	12,023	12,023
	22,623	22,623
Accumulated depreciation	22,623	22,623
Property and equipment - net	$0	$0

Depreciation expense for the years ended July 31, 2013 and 2012 and for the period from March 1, 2005 (inception) through July 31, 2013 totaled $-0-, $-0-, and $140,278, respectively.

Impairment of Long-Lived Assets

The Company has adopted ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and convertible preferred stock). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and convertible preferred stock, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and convertible preferred stock at either the beginning of the respective period presented or the date of issuance, whichever is later. At July 31, 2013 and 2012, the Company had outstanding options equivalent to 4,333,328 and 3,508,328 common shares respectively and convertible preferred stock equivalent to 9,323,400 common shares.

Stock-based Compensation

The Company accounts for all stock-based payments to employees and non-employees under ASC 718 "Stock Compensation," using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Fair Value of Financial Instruments

On August 1, 2012, the Company adopted ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at July 31, 2013:
Description	Level 1	Level 2	Level 3	Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

Fiscal Year-end

The Company's year-end is July 31.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.
In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:
•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments were effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption was permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update were effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.
In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.
In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, had not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Financial Instruments

On August 1, 2012, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820").  Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at July 31, 2013:
Description	Level 1	Level 2	Level 3	Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

(2)            Accounts payable related parties

At July 31, 2013 and 2012, the Company was indebted to related parties for expenses incurred on behalf of the Company totaling $3,900.

(3)            Accrued compensation

At July 31, 2013 and 2012, accrued compensation totaled $-0- and $410,625 respectively. The CEO and former CFO forgave this liability in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.

(4)            Related party transactions

Accrued liabilities

At July 31, 2013 and 2012, accrued liabilities totaled $1,544 and $100,523 respectively.  During the 2013 fiscal year the CEO incurred $8,321 expenses related to Company efforts.  The CEO forgave accrued expenses of $108,844 in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.  An additional amount of $1,065 represents accrued interest expense on notes payable to related parties for 2013.

Notes payable

During May 2010, the Company issued a convertible promissory note to a related party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note also provide for renewal in 120-day cycles, assuming issuing of common stock as a renewal premium.  Interest expense for this note payable was $3,188 and $4,500 and the renewal premium recorded as interest expense for this note was $20,050 and $101,592 for the years ended July 31, 2013 and 2012, respectively.  This note was exchanged in April 2013 for new promissory notes bearing interest at 10% and convertible into common shares at $.01 per share with a 120-day renewal cycle and identical renewal premium.  The new promissory notes allow the Company to call the note and pay it off, a feature not available in the prior promissory note.

During December 2010, the Company issued a convertible promissory note to a related party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note also provide for renewal in 120-day cycles, assuming issuing of common stock as a renewal premium.  Interest expense for this note payable was $956 and $1,350 and the renewal premium recorded as interest expense for this note was $13,400 and $17,799 for the years ended July 31, 2013 and 2012, respectively. This note was exchanged in April 2013 for new promissory notes bearing interest at 10% and convertible into common shares at $.01 per share with a 120-day renewal cycle and identical renewal premium.  The new promissory notes allow the Company to call the note and pay it off, a feature not available in the prior promissory note.

During May 2011, the Company issued two convertible promissory notes to related parties in exchange for a total of $4,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  In November 2011 these notes were exchanged for new convertible promissory notes totaling $4,173 in principal and accrued interest.

During November 2011, the Company issued two convertible promissory notes to related parties in exchange for $4,173 of principal and accrued interest on due promissory notes. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holders, as did the notes being replaced. Interest expense for these notes was $418 and $313 for the years ended July 31, 2013 and 2012, respectively.  Based on the initial valuation the Company has recorded a debt discount of $2,340, all of which was amortized in the fiscal year ending July 31, 2012.  The original maturity date on these notes was April 30, 2012.  The holders have extended both notes to July 31, 2015.

During April 2012, the Company issued a convertible promissory note to a related party in exchange for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder.  Interest expense for this note was $500 and $167 for the years ended July 31, 2013 and 2012, respectively.  Based on the initial valuation the Company has recorded a debt discount of $1,250, $831 of which was amortized in the fiscal year ended July 31, 2012 and the remaining $419 amortized in the fiscal year ending July 31, 2013.  The original maturity date on this note was September 30, 2012.  The holder has extended the note to July 31, 2015.

During December 2012, the Company issued two promissory notes to two related parties totaling $2,000. The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  Interest expense for these notes was accrued in the amount of $123 for the year ended July 31, 2013.  Based on the initial valuation the Company has recorded a debt discount of $2,000, all of which was amortized in the fiscal year ending July 31, 2013.  The original maturity date on these notes was June 30, 2013.  The holders have extended the notes to July 31, 2015.

During February 2013, the Company issued one promissory note to a related party for $500.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was related to company expenses paid.  Interest expense for this note was accrued in the amount of $25 for the year ended July 31, 2013. Based on the initial valuation the Company has recorded a debt discount of $500, $427 of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on this note was August 31, 2013.  The holder has extended the note to July 31, 2015.

During April 2013, the Company issued five convertible promissory notes to related parties in exchange for two promissory notes totaling $65,000. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  These notes have a 120-day term and are renewed with payment of accrued interest in common stock as well as a renewal fee of 455,000 shares.  The common shares for this renewal fee were issued May 14, 2013 and valued at $13,577.  Interest expense for these notes was $1,896 for the year ended July 31, 2013.  These notes were replaced through renewal July 2013.

During July 2013, the Company issued one promissory note to a related party for $28,500.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was in exchange for accrued and owed salary of $241,875 and accrued and owed expense of $108,844.  There was no interest expense for this note for the year ended July 31, 2013. Based on the initial valuation the Company has recorded a debt discount of $28,500, none of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on this note was January 31, 2014.  The holder has extended the note to July 31, 2015.

During July 2013, the Company issued one promissory note to a related party for $17,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was in exchange for accrued and owed salary of $168,750 to the Company's former CFO.  There was no interest expense for this note for the year ended July 31, 2013.  Based on the initial valuation the Company has recorded a debt discount of $17,000, none of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on this note was January 31, 2014.  As of this time the holder has not responded to a request to extend the note maturity date and the note is in default and payable on demand by the holder.

During July 2013, the Company issued five convertible promissory notes to related parties in exchange for five promissory notes totaling $65,000. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  These notes have a 120-day term and are renewed with payment of accrued interest in common stock as well as a renewal fee of 455,000 shares.  The common shares for this renewal fee were issued August 5, 2013 and valued at $26,845.  Interest expense for these notes was $1,896 for the year ended July 31, 2013.  These notes matured December 11, 2013 and the holders chose not to renew per the note terms.  The notes are in default and payable on demand of the holders.

As of July 31, 2013, the Company had outstanding convertible promissory notes to nine related parties totaling $122,173. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $5,000 convertible at $.04 per share and $113,000 convertible at $.01 per share upon the election of the holder. Interest expense for these notes was $7,105 and $6,330 for the years ended July 31, 2013 and 2012 respectively.  The Company reported Debt Discount of $51,590 on these notes of which $3,171 and $2,846 was amortized in the fiscal years ended July 31, 2012 and July 31, 2013 respectively.  $45,573 Debt Discount remains unamortized as of July 31, 2013.

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

Common stock

In August 2011, the Company issued 300,000 shares of the Company's common stock in exchange for uncompensated services provided to the Company by four directors.  The shares were valued at $.12 per share based on the fair value of the shares on the day they were granted. This amount ($36,000) is reflected in the accompanying financial statements as stock based compensation.

In August 2011, the Company approved issuance of 300,000 shares of the Company's common stock in February 2012 in exchange for uncompensated services provided to the Company by four directors during Fiscal 2013.  Issuance of these shares was not done and Stock Payable of $54,000 and $55,500 as of July 31, 2013 and 2012 respectively has been recorded based on the value of the unissued shares at those dates.

In September 2011, the Company issued 387,500 shares of the Company's common stock in exchange for accrued interest and an extension of due date from September 18, 2011 to January 16, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.15 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($54,000) is reflected in the accompanying financial statements as interest.

In November 2011, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from November 28, 2011 to March 27, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.05 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($5,700) will be reflected in the accompanying financial statements as interest.

In December 2011, the Company issued 150,000 shares of the Company's common stock in exchange for uncompensated services provided to the Company by the VP Finance & CFO.  The shares were valued at $.04 per share based on the fair value of the shares on the day they were granted. This amount ($6,000) is reflected in the accompanying financial statements as stock based compensation.

In January 2012, the Company issued 387,500 shares of the Company's common stock in exchange for accrued interest and an extension of due date from January 16, 2012 to May 15, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.05 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($19,000) is reflected in the accompanying financial statements as interest.

In March 2012, the Company issued 150,000 shares of the Company's common stock in exchange for uncompensated services provided to the Company by the VP Finance & CFO.  The shares were valued at $.05 per share based on the fair value of the shares on the day they were granted. This amount ($7,500) is reflected in the accompanying financial statements as stock based compensation.

In March 2012, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from March 27, 2012 to July 25, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.05 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($5,700) is reflected in the accompanying financial statements as interest.

In May 2012, the Company issued 387,500 shares of the Company's common stock in exchange for accrued interest and an extension of due date from July 25, 2012 to September 12, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.03 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($12,000) is reflected in the accompanying financial statements as interest.

In August 2012, the Company issued 150,000 shares of the Company's common stock in exchange for uncompensated services provided to the company by the VP Finance & CFO.  The shares were valued at $.01 per share based on the fair value of the shares on the day they were granted. This amount ($1,500) is reflected in the accompanying financial statements as stock based compensation.

In August 2012, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from July 25, 2012 to November 22, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.01 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($1,500) will be reflected in the accompanying financial statements as interest.

In September 2012, the Company issued 387,500 shares of the Company's common stock in exchange for accrued interest and an extension of due date from September 12, 2012 to January 10, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.01 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($5,000) is reflected in the accompanying financial statements as interest.

In December 2012, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from November 22, 2012 to January 10, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.03 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($3,488) will be reflected in the accompanying financial statements as interest.

In February 2013, the Company issued 387,500 shares of the Company's common stock in exchange for accrued interest and an extension of due date from January 10, 2013 to May 10, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.03 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($11,625) will be reflected in the accompanying financial statements as interest.

In March 2013, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from March 22, 2013 to July 20, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.05 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($3,600) will be reflected in the accompanying financial statements as interest.

In May 2013, the Company issued 330,021 shares of the Company's common stock in exchange for accrued interest and an exchange for replacement on two notes payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.05 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($16,182) is reflected in the accompanying financial statements as interest.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements of development stage entities.  The changes eliminate the need for inception to date reporting and other disclosure requirement.  The amendments are effective for annual reporting periods beginning after December 15, 2014.  Early adoption is permitted.  The Company has elected early adoption of these amendments.

(5)            Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. Interest expense for this note payable was $3,000 and $2,000 for the years ended July 31, 2013 and 2012, respectively.  The original maturity date on this note was May 31, 2010.  The holder has extended the note to March 31, 2015.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the note-holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. Interest expense for this note payable was $3,000 and $2,000 for the years ended July 31, 2013 and 2012, respectively. The original maturity date on this note was July 31, 2010.  The holder has extended the note to March 31, 2015.

During October 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000. The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder. Interest expense for this note was $1,500 and $1,150 for the years ended July 31, 2013 and 2012, respectively.  The original maturity date on this note was April 25, 2012.  The holder has extended the note to July 31, 2015.

During November 2011, the Company issued a convertible promissory note to an unrelated party in exchange for $2,087 of principal and accrued interest on a due promissory note. The terms of the new note match those of the note being replaced.  The note bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder, as did the notes being replaced. Interest expense for the note was $209 and $157 for the years ended July 31, 2013 and 2012, respectively. The original maturity date on this note was April 30, 2012.  The holder has extended the note to July 31, 2015.

During March 2012, the Company issued a convertible promissory note to an unrelated party to replace a note due, including accrued interest, of $15,750.  The terms of the new note match those of the note being replaced.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  Interest expense for this note was $1,575 and $656 for the years ended July 31, 2013 and 2012, respectively. The original maturity date on this note was August 31, 2012.  The holder has extended the note to July 31, 2015.

During March 2012, the Company issued a convertible promissory note to an unrelated party in exchange for $2,150.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holder.  Interest expense for this note was $215 and $84 for the years ended July 31, 2013 and 2012, respectively. The original maturity date on this note was September 12, 2012.  The holder has extended the note to July 31, 2015.

During April 2012, the Company issued convertible promissory notes to four unrelated parties in exchange for a total of $12,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder of each note.  Interest expense for these notes was $1,200 and $400 for the years ended July 31, 2013 and 2012, respectively. Based on the initial valuation the Company has recorded a debt discount of $4,750, $3,158 of which was amortized in the fiscal year ended July 31, 2012 and $1,592 amortized in the fiscal year ended July 31, 2013.  The original maturity date on these notes was September 30, 2012.  The holders have extended the notes to July 31, 2015.

During July 2012, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  Interest expense for this note was $1,529 and $0 for the years ended July 31, 2013 and 2012, respectively. The original maturity date on this note was January 31, 2013.  The holder has extended the note December 31, 2014.

During October 2012, the Company issued convertible promissory notes to five unrelated parties in exchange for a total of $7,500.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.  Interest expense for these notes was $625 for the year ended July 31, 2013.  The original maturity date on these notes was March 31, 2013.  The holders have extended the notes to July 31, 2015.

During January 2013, the Company issued three promissory notes to one unrelated party for a total of $12,500.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Interest expense for these notes was $649 for the year ended July 31, 2013.  Based on the initial valuation the Company has recorded a debt discount of $12,500, all of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on these notes was July 31, 2013.  The holder has extended the notes to December 31, 2014.

During June 2013, the Company issued convertible promissory notes to three unrelated parties in exchange for a total of $8,500. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.  Interest expense for these notes was $122 for the year ended July 31, 2013. Based on the initial valuation the Company has recorded a debt discount of $8,500, $2,558 of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on these notes was November 30, 2013.  The holders have extended the notes to December 31, 2014.

During June 2013, the Company issued a convertible promissory note to an unrelated party valued at $3,550 as compensation for consulting services.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  Interest expense for this note was $46 for the year ended July 31, 2013. Based on the initial valuation the Company has recorded a debt discount of $3,550, $848 of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on this notes was December 31, 2013.  The holder has extended the note to December 31, 2014.

(6)             Shareholders' Equity

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

In December 2008, the Company designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock ("Series A"). Each share of Series A is convertible into 6.25 shares of common stock at the election of the holder. Each Series A share is entitled to 6.25 votes in any vote of the common stock holders. Series A shares are redeemable by the Company at $.50 per share with 15 days written notice. Series A shares are entitled to a 5% dividend preference and a participation interest in the remaining 95% dividend.

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

Common stock

In December 2011, the Company issued 189,000 shares of the Company's common stock, valued at $9,450, in exchange for services to be rendered. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In December 2011, the Company issued 15,000 shares of the Company's common stock, valued at $750, in exchange for services to be rendered. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In January 2012, the Company issued 100,000 shares of the Company's stock, valued at $5,000, in exchange for services to be rendered. The shares were valued based on the fair value on the date of grant and are reflected in the accompanying financial statements as professional and consulting fees.

In March 2012, the Company issued 15,000 shares of the Company's common stock in exchange for services to be rendered.  The shares were valued at $.05 per share based on the fair value of the shares when they were granted.  The amount ($750) is reflected in the accompanying financial statements as consulting fees.

In March 2012, the Company issued 15,000 shares of the Company's common stock in exchange for services to be rendered.  The shares were valued at $.03 per share based on the fair value of the shares when they were granted.  The amount ($450) is reflected in the accompanying financial statements as consulting fees.

In July 2012, the Company issued 300,000 shares of the Company's common stock in exchange for services rendered.  The shares were valued at $.04 per share based on the fair value of the shares when they were granted.  The amount ($12,000) is reflected in the accompanying financial statements as consulting fees.

In September 2012, the Company issued 350,000 shares of the Company's common stock in exchange for services valued at $3,500. The shares were valued based on the fair value on the date of grant, $.03 per share, and are reflected in the accompanying financial statements as professional and consulting fees.

In December 2012, the Company issued 35,000 shares of the Company's common stock to two individuals in exchange for services valued at $3,500. The shares were valued based on the fair value on the date of grant, $.01 per share, and are reflected in the accompanying financial statements as professional and consulting fees.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted ASC 718 Stock Based Payment which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

In November 2011, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.15 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.04 per share on the grant date.  The Company valued the options at $.04 per share, or $6,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.90%
Dividend yield	0.00%
Volatility factor	302.56%
Weighted average expected life	5 years

In March 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.15 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.04 per share on the grant date.  The Company valued the options at $.04 per share, or $6,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.90%
Dividend yield	0.00%
Volatility factor	281.50%
Weighted average expected life	5 years

In August 2012, the Company granted two officers and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $5,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	0.00%
Volatility factor	273.47%
Weighted average expected life	7 years

In August 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $1,500.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.45%
Dividend yield	0.00%
Volatility factor	271.79%
Weighted average expected life	7 years

In July 2013, the Company granted the CEO and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.12 per share on the grant date.  The Company valued the options at $.12 per share, or $60,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.59%
Dividend yield	0.00%
Volatility factor	314.40%
Weighted average expected life	5 years

In August 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.12 per share on the grant date.  The Company valued the options at $.12 per share, or $18,000.  This amount is reflected in the accompanying financial statements as stock based compensation.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.59%

Dividend yield	0.00%
Volatility factor	314.40%
Weighted average expected life	5 years

 (7)            Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method.  FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of July 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  The Company has approximately $3,267,261 and $3,297,620 of federal net operating loss carry forwards at July 31, 2013 and 2012, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The Components of the Company's deferred tax asset are as follows:

	December 31	December 31,
	2013	2012

Deferred tax assets: Net operating loss carry forwards	$3,267,261	$3,297,620

Net deferred tax assets before valuation allowance	$1,110,869	$1,121,191
Less: Valuation allowance	(1,110,869)	(1,121,191)
Net Deferred tax assets	$-	$-

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012.  The Company had no uncertain tax positions as of December 31, 2013 and 2012.

A reconciliation between the amounts of income tax benefit determined by applying the federal and state statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2013	2012
Federal and state statutory rate	37.06%	37.06%
Change in valuation allowance on deferred taxes	(37.06%)	(37.06%)

(8)            Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a "virtual" office at a rate of $150 per month.  Rent expense for the years ended July 31, 2013 and 2012 and for the period from March 1, 2005 (inception) through July 31, 2013 totaled $1,800, $1,800 and $56,731, respectively.

(9)            Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC").  At July 31, 2013 and 2012, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)            Restatement of 2012 Financial Statements

In February 2014 the Company identified several errors in the previously issued consolidated financial statements that required restatement.  Three areas of concern were identified for adjustment:  common shares for directors' fees that should have been but were not issued in the 2012 fiscal year, the recording of Prepaid Expenses related to extension fees due to the holder of a promissory note, and the recording of the conversion feature on the Company's promissory notes where the conversion rate is below the market price of the common stock.

CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2012

	July 31, 2012
	As Previouly		As
	Reported	Adjustments	Restated
Assets
Current Assets:
Cash	$4,710	$(1)	$4,709
Prepaid expenses	3,738	(3,738)	—
Total current assets	8,448	(3,739)	4,709

Deposits	150	—	150

Total assets	$8,598	$(3,739)	$4,859

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$80,464	$—	$80,464
Accounts payable, related party	3,900	—	3,900
Accrued compensation, related party	410,625	—	410,625
Accrued liabilities	15,597	(2,768)	12,829
Accrued liabilities, related party	100,523	2,318	102,841
Notes payable, related party, net of unamortized discount of $419	—	73,755	73,755
Note payable, net of unamortized discount of $1,592	171,161	(75,766)	95,395

Total current liabilities	782,270	(2,461)	779,809

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	—	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
16,870,234 shares issued and outstanding	16,871	—	16,871
Stock Payable	—	55,500	55,500
Additional paid-in capital	6,884,345	12,110	6,896,455
Accumulated Deficit	(7,676,380)	(68,888)	(7,745,268)

Total shareholders' deficit	(773,672)	(1,278)	(774,950)

Total liabilities and shareholders' deficit	$8,598	$(3,739)	$4,859

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDING JULY 31, 2012

	July 31 2012
	As Previously		As
	Reported	Adjustments	Restated

Sales	$—	$—	$—
Cost of sales	—	—	—

	—	—	—

Operating expenses:
Professional and consulting fees	155,923	50,960	206,883
Travel	22,008	2	22,010
Other general and administrative expenses	4,192	—	4,192

Total operating expenses	182,123	50,962	233,085
Loss from operations	(182,123)	(50,962)	(233,085)

Other expense:
Interest expense	(134,918)	20,231	(114,687)

Loss before income taxes	(317,041)	(30,731)	(347,772)

Income tax provision	—	—	—

Net loss	$(317,041)	$(30,731)	$(347,772)

Basic and diluted loss per share	(0.01)		(0.01)

Basic and diluted weighted average
common shares outstanding	24,985,016		24,985,016

(11)            Subsequent Events

In August 2013, the Company issued 503,750 shares of the Company's common stock in exchange for accrued interest and renewal of five Promissory Notes.

In September 2013, the Company issued 167,917 additional shares of the Company's common stock in exchange for accrued interest and renewal of the five Promissory Notes noted above.

In September 2013, the Company issued a convertible promissory note to an unrelated party in exchange for $3,000.

In December 2013, the Company issued convertible promissory notes to related parties in exchange for $16,000.

In October 2013, the Company was notified by Hamilton, P.C. that it had resigned as the Company's independent public accountant.

In October 2013, the Company appointed M&K CPAS, PLLC in Houston, Texas, as the registered independent public accountant for the fiscal years ended July 31, 2013 and 2012.

In March 2014, the Company issued 300,000 shares of common stocks to Directors as compensation for services provided.  These shares, approved August 2011, were to be issued February 2012.  The liability for this transaction had been accrued to the date granted.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 21, 2013, we were notified by Hamilton, P.C. ("Hamilton") that it was resigning as our independent public accountants.  Hamilton had audited our financial statements for the fiscal years ended July 31, 2009, 2010, 2011 and 2012.

The reports of Hamilton on our consolidated financial statements for the two most recent fiscal years ended July 31, 2011 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended July 31, 2011 and 2012, and through the subsequent interim period ending October 21, 2013, there were no disagreements with Hamilton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hamilton, would have caused Hamilton to make reference thereto in its report on our financial statements for such years.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending October 21, 2013.

On October 31, 2013, we appointed M&K CPAS, PLLC ("M&K") in Houston, Texas as our registered independent public accountant for the fiscal years ended July 31, 2013 and 2012.  The decision to appoint M&K was approved by our Board of Directors on October 31, 2013.

During our two most recent fiscal years and the subsequent interim period up through the date of engagement of M&K (October 31, 2013), neither we nor anyone on our behalf consulted M&K regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, M&K has not provided us with written or oral advice that was an important factor that we considered in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2013 an evaluation was performed under the supervision and with the participation of the Company's management, including James P.R. Samuels, the Company's President and Chief Executive Officer ("CEO"), and Thomas E. McCabe, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"))

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the company;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act or the Dodd-Frank Act, and related regulations of the SEC, which we would not be required to comply with as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of adequate resources so as to remain compliant with our periodic filings as required by the Securities and Exchange Commission; and (2) failure to perform adequate timely review of specific transactions as recorded. The aforementioned material weaknesses were identified by our management in connection with the audit of our financial statements as of July 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.   See, "Management's Remediation Initiatives."

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Dodd-Frank Act and the Company only provided management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls.  That plan includes the following:

As of the date of this report, we believe that adequate resources are available so as to properly staff the financial reporting process.  We are further studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weaknesses.

Changes in internal controls over financial reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	66	President, Chief Executive Officer and Director
Thomas E. McCabe	56	VP Finance, Chief Financial Officer, Secretary
Frank J. Deleo	57	Director
Robert T. Kane	68	Director
Edward J. Weisberg	56	Director
Gregory Kinney	51	Director

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

Thomas E. McCabe, VP Finance and Chief Financial Officer. Thomas McCabe has been our chief financial officer since October 2011.  He has over 25 years experience in public and privately held companies.  Mr. McCabe's corporate leadership roles include President, CFO, General Manager, Senior Vice President, Vice President of Administration, Vice President Information Technology, Manufacturing Manager and Controller. His educational background includes a BS in Math/Business from Wake Forest University and an MBA from the University of Florida.  Mr. McCabe started TEM Associates in 2009 with a primary focus on providing C-level guidance, support and services to start-up, early-stage and small/medium sized companies, focusing primarily on CFO related activities.  TEM Associates also provides investment evaluation services to Private Equity investors, support for acquisition execution and assorted project and interim C-level support.

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

Edward J. Weisberg, Director.  Mr. Weisberg has been a director since September 2005.  He is currently Vice President of Marketing and Business Development at GXT Green, a division of Global Exchange Technologies.  GXT Green develops and sells carbon offsets globally, as well as offers a set of sustainability services and products, including ECOgrade photodegradable shopping bags.  Mr. Weisberg has also been the Managing Partner of Ecommerce Expertise, a consulting practice dedicated to assisting companies with Internet marketing and improving eCommerce profitability, since September 2008.  From December 2009 to August 2010, he held the position of Director of Business Development at Keyword Connects, LLC, an online lead generation company based in Waltham, Massachusetts.  From January 2008 to October 2009, he was Vice President of Innovaro (formerly UTEK) Corporation, a public corporation based in Tampa, Florida, which provides innovation and patent licensing services.  From April 2004 to July 2007, he was the vice president of eCommerce of iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services.  He was responsible for leading that company's efforts toward direct web-based sales of products and services.  From 1995 until April 2003, he co-founded and served as president of PureCommerce, Inc. (formerlyBX.COM Inc.), a Providence, Rhode Island company that provides eCommerce web site development, hosting, and Internet marketing support.  Prior to founding BX.com, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc.  Mr. Weisberg is also on the board of advisors of Sustainable Minds, LLC, and ZebraTickets, LLC, both privately-held companies.  Mr. Weisberg has a Masters degree in management from MIT/Sloan School of Management and a bachelors degree in social psychology from the University of Pennsylvania.

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

We believe Mr. Kinney should serve on the board because of his previous experience in management and with the technology sector.

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

Nominating Committee.  Our nominating committee members are Gregory Kinney and Frank J. Deleo.  The Nominating Committee is appointed by the Board of Directors to identify, review credentials of and recommend membership of new board members.

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

Procedure for Nominating Directors

The board of directors will consider candidates for director positions that are recommended by any of our stockholders and approved by the Nominating Committee.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2013.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Nominating Committee will evaluate any recommended candidate and determine whether or not to proceed with the candidate in accordance with our procedures.  We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis through the fiscal year ended July 31, 2013:

Reporting Person	Date Report Due	Date Report Filed
Christensen , Donald A.	Form 4 due December 16, 2008	Not yet filed
Christensen , Donald A.	Form 4 due December 30, 2008	Not yet filed
Christensen , Donald A.	Form 4 due February 5, 2009	Not yet filed
Christensen, Donald A.	Form 4 due May 21, 2010	Not yet filed
Deleo, Frank J.	Form 4 due December 16, 2008	Not yet filed
Deleo, Frank J.	Form 4 due December 30, 2008	Not yet filed
Deleo, Frank J.	Form 4 due May 21, 2010	Not yet filed
Deleo, Frank J.	Form 4 due August 12, 2011	Not yet filed
Deleo, Frank J.	Form 4 due April 3, 2012	Not yet filed
Deleo, Frank J.	Form 4 due September 5, 2012	Not yet filed
Deleo, Frank J.	Form 4 due July 16, 2013	Not yet filed
Kane, Robert T.	Form 4 due December 16, 2008	Not yet filed
Kane, Robert T.	Form 4 due December 30, 2008	Not yet filed
Kane, Robert T.	Form 4 due February 5, 2009	Not yet filed

Reporting Person	Date Report Due	Date Report Filed
Kane, Robert T.	Form 4 due May 21, 2010	Not yet filed
Kane, Robert T.	Form 4 due August 12, 2011	Not yet filed
Kane, Robert T.	Form 4 due November 3, 2011	Not yet filed
Kane, Robert T.	Form 4 due September 5, 2012	Not yet filed
Kane, Robert T.	Form 4 due July 16, 2013	Not yet filed
Kane, Robert T.	Form 4 due December 3, 2013	Not yet filed
Kinney, Gregory	Form 4 due December 16, 2008	Not yet filed
Kinney, Gregory	Form 4 due December 30, 2008	Not yet filed
Kinney, Gregory	Form 4 due May 21, 2010	Not yet filed
Kinney, Gregory	Form 4 due August 12, 2011	Not yet filed
Kinney, Gregory	Form 4 due November 3, 2011	Not yet filed
Kinney, Gregory	Form 4 due September 5, 2012	Not yet filed
Kinney, Gregory	Form 4 due December 26, 2012	Not yet filed
Kinney, Gregory	Form 4 due July 16, 2013	Not yet filed
Kinney, Gregory	Form 4 due December 3, 2013	Not yet filed
McCabe, Thomas E.	Form 3 due November 11, 2011	Not yet filed
McCabe, Thomas E.	Form 4 due March 20, 2012	Not yet filed
McCabe, Thomas E.	Form 4 due September 5, 2012	Not yet filed
McCabe, Thomas E.	Form 4 due July 16, 2013	Not yet filed
Samuels, James P.R.	Form 4 due December 16, 2008	Not yet filed
Samuels, James P.R.	Form 4 due December 30, 2008	Not yet filed
Samuels, James P.R.	Form 4 due February 5, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 4, 2009	Not yet filed
Samuels, James P.R.	Form 4 due July 6, 2009	Not yet filed
Samuels, James P.R.	Form 4 due May 21, 2010	Not yet filed
Samuels, James P.R.	Form 4 due September 5, 2012	Not yet filed
Samuels, James P.R.	Form 4 due February 5, 2013	Not yet filed
Samuels, James P.R.	Form 4 due July 16, 2013	Not yet filed
Samuels, James P.R.	Form 4 due August 5, 2013	Not yet filed
Somerville, W. Earl	Form 4 due December 16, 2008	Not yet filed
Somerville, W. Earl	Form 4 due December 30, 2008	Not yet filed
Somerville, W. Earl	Form 4 due February 5, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 4, 2009	Not yet filed
Somerville, W. Earl	Form 4 due May 21, 2010	Not yet filed
Rudolf and Monique van den Brink	Form 3 due December 13, 2010	Not yet filed
Rudolf and Monique van den Brink	Form 4 due January 27, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due July 13, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due October 10, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due December 6, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due January 23, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due March 20, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due May 22, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due July 16, 2013	Not yet filed
Weisberg, Edward J.	Form 4 due December 16, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due December 30, 2008	Not yet filed
Weisberg, Edward J.	Form 4 due February 5, 2009	Not yet filed
Weisberg, Edward J.	Form 4 due May 21, 2010	Not yet filed
Weisberg, Edward J.	Form 4 due August 12, 2011	Not yet filed
Weisberg, Edward J.	Form 4 due September 5, 2012	Not yet filed
Weisberg, Edward J.	Form 4 due December 26, 2012	Not yet filed
Weisberg, Edward J.	Form 4 due July 16, 2013	Not yet filed

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31, 2013.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James P.R. Samuels, President and CEO	2013 2012	-0- -0-	- -	- -	12,000 (1) -	- -	12,000 -0-

_____________________________________________________
(1)
On July 12, 2013, Mr. Samuels was granted five-year options to purchase 100,000 shares at $0.05 per share.  These options were valued using the following assumptions: expected options life: 5 years; risk-free interest rate: 0.59%; annual rate of quarterly dividends: 0.00%; and volatility: 314.40%.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer and any executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year ending July 31, 2013.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James P.R. Samuels	100,000(1) 100,000 (1) 100,	- - -	- - -	$0.05 $0.01 $0.015	07/12/2018 08/31/2019 12/10/2013
	133,333	-	-	0.24	6/22/2014
	133,333	-	-	0.18	4/17/2014

____________________________________________________
(1)	These options were valued using the following assumptions: expected options life: 5 years; risk-free interest rate: 0.59%; annual rate of quarterly dividends: 0.00%; and volatility: 314.40%.
(2)	These options were valued using the following assumptions: expected options life: 7 years; risk-free interest rate: 0.63%; annual rate of quarterly dividends: 0.00%; and volatility: 273.47%.
(3)	These options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 139.92%.
(4)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 268.16%.
(5)	These options were valued using the following assumptions: expected option life: 7 years; risk-free interest rate: 4.97%; annual rate of quarterly dividends: 0.00%; and volatility: 268.16%.

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Frank J. Deleo	-	-	$12,000	-	$12,000
Robert T. Kane	-	-	$12,000	-	$12,000
Edward J. Weisberg	-	-	$12,000	-	$12,000
Gregory Kinney	-	-	$12,000	-	$12,000

In July 2013, the Company issued 5-year options to purchase 100,000 shares of common stock at $0.05 per share to each of the four directors identified in the above table for their services.  We valued the options at $0.12 per share.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:  expected option life: 5 years; risk-free interest rate: 0.59%; annual rate of quarterly dividends: 0.00%; and volatility: 314.40%

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2013.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2013.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the Common Stock and Preferred Stock on a combined basis, as of November 14, 2014:

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
Rudolf and Monique van den Brink Rua Ribeira das Vinhas, 4 Apt – 2(dto) 2750-477 Cascais Portugal	6,965,438 (3)	0	6,965,438	22.6%
James P.R. Samuels 3801 East Florida Avenue, #400 Denver, Colorado 80210	4,656,667 (4)	351,755	6,855,136	21.3%
Dirk Van Keulen Heemraadslag 14 Gouda, Netherlands 2805DP	331,655	507,065	3,500,811	12.0%
W. Earl Somerville 182 Tilford Road Oakville, Ontario L6L 4Z3 Canada	2,883,334 (5)	30,117	3,071,565	10.0%
Donald A. Christensen 48 S Evanston Way Aurora, Colorado 80012	829,286 (6)	275,268	2,549,711	8.6%
Gregory Kinney 2107 Geddes Rd. Rockford, Illinois 61103	1,904,810 (7)	7,500	1,951,685	6.3%

Name and Address of Beneficial Owner (1)	Number of Common Shares Owned	Number of Preferred Shares Owned	Total Voting Shares (2)	Percent of Class (2)
Robert T. Kane 3620 Main Street Munhall, Pennsylvania 15120	1,054,810 (8)	18,997	1,173,540	3.9%
Thomas E. McCabe 10108 S Hudson Ave Tulsa, Oklahoma 74137	1,050,000 (9)	-0-	1,050,000	3.5%
Edward J. Weisberg 18 Whispering Pine Road Sudbury, Massachusetts 01776	550,000 (10)	16,697	654,359	2.2%
Frank J. Deleo 1517 Tennison Parkway Colleyville, Texas 76034	550,000 (11)	7,500	596,875	2.0%
All officers and directors as a group (6 persons)	9,766,287 (12)	402,449	12,281,595	39.2%

(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from November 14, 2014, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 29,154,067 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our outstanding Preferred Stock.  This amount includes 19,830,673 shares of common stock and 9,323,394 shares of common stock issuable upon exercise of the outstanding Preferred Stock.

(3)	Includes 1,600,000 shares of common stock issuable upon conversion of outstanding notes.
(4)	Includes 200,000 shares issuable upon the exercise of vested stock options and 2,900,000 shares of common stock issuable upon conversion of outstanding notes.
(5)	Includes 1,700,000 shares issuable upon conversion of outstanding notes.
(6)	Includes 569,286 shares issuable upon conversion of outstanding notes.
(7)	Includes 200,000 shares issuable upon the exercise of vested stock options and 1,479,810 shares issuable upon conversion of outstanding notes.
(8)	Includes 200,000 shares issuable upon exercise of vested stock options and 629,810 shares issuable upon conversion of outstanding notes.
(9)	Includes 600,000 shares issuable upon exercise of vested stock options.
(10)	Includes 200,000 shares issuable upon exercise of vested stock options and 125,000 shares issuable upon conversion of outstanding notes.
(11)	Includes 200,000 shares issuable upon exercise of vested stock options and 125,000 shares issuable upon conversion of outstanding notes.
(12)	Includes 1,600,000 shares issuable upon exercise of vested stock options and 5,259,620 shares issuable upon conversion of outstanding notes.

James P.R. Samuels may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

On December 14, 2012, Worldwide Strategies Incorporated ("Worldwide") executed a stock exchange agreement with Jorge Zamacona Pliego, the President of Euzkadi Corporation of America S.A. de C.V. ("Euzkadi") and other principal owners of Euzkadi ("Euzkadi Principals"). Under the terms of the stock exchange agreement, Euzkadi Principals would assign and transfer Euzkadi shares to Worldwide such that Worldwide would then own 10% of Euzkadi, and Worldwide would issue shares of its common stock to Euzkadi Principals, such that they would then own 80% of Worldwide.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2013:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	4,333,328	0.12	-0-
Total	4,333,328		500,000

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

As of July 31, 2013, no Stock Rights had been granted under the Plan.

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

Accrued Liabilities.  At July 31, 2013 and 2012, $-0- and $100,044, respectively, was owed to James P.R. Samuels for amounts paid by him on behalf of the Company.  Effective July 2013, Mr. Samuels agreed to forgive this debt, in addition to accrued salaries owed him, in exchange for a convertible promissory note of $28,500.

Convertible Notes.  In December 2012, Greg Kinney and Ed Weisberg loaned the Company $1,500 and $500 respectively.  The notes bear interest at 10% per annum and are convertible into shares of the Company's common stock at the conversion price of $0.01.

In February 2013, James P.R. Samuels receive a convertible promissory note of $500 for Company expenses paid personally by him.  The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the conversion price of $0.01.

In July 2013, James P.R. Samuels receive a convertible promissory note of $28,500 in exchange for forgiveness of accrued compensation of  $241,875 and accrued expenses of $108,844 owed to him by the Company.  The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the conversion price of $0.01.

 Interest expense was $1,065 and $406, respectively, for the years ended July 31, 2013 and 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL YEAR	AUDIT FEES	AUDIT-RELATED FEES	TAX FEES	ALL OTHER FEES
2012	$10,500	-0-	-0-	-0-
2013	$8,000	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Acknowledgement of Debt Satisfaction and Full Release with James P.R. Samuels dated as of July 31, 2013
10.3	Acknowledgement of Debt Satisfaction and Full Release with W. Earl Somerville dated as of July 31, 2013
21	List of Subsidiaries
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101	Interactive Data Files

(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.

(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: November 20, 2014	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P.R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2014
James P.R. Samuels
/s/ Thomas E. McCabe	Chief Financial Officer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	November 20, 2014
Thomas E. McCabe

/s/ Frank J. Deleo	Director	November 20, 2014
Frank J. Deleo

/s/ Robert T. Kane	Director	November 20, 2014
Robert T. Kane

/s/ Edward J. Weisberg	Director	November 20, 2014
Edward J. Weisberg

/s/ Gregory Kinney	Director	November 20, 2014
Gregory Kinney