Form 10-K
period 2014-07-31
WORLDWIDE STRATEGIES INC
filed 2015-02-17
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014

◻            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ____________________ to _____________________

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
Yes ◻   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ◻

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $463,179 on January 31, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,673 on January 31, 2015.

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
JULY 31, 2014

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

Employees

As of January 31, 2015 we employed a total of 2 persons, both of whom were full-time.  None of our employees are covered by a collective bargaining agreement.

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

We have limited operating history and we cannot assure you that we will succeed or be profitable.  From March 1, 2005 (inception) through July 31, 2014, we generated revenues of only $34,518.  As of July 31, 2014, our planned principal operations have not commenced, as we have devoted substantially all of our efforts to financial planning, raising capital, and developing markets.  We cannot assure you that we will be successful or profitable.

We do not have sufficient working capital to pay our debts or our costs of continuing operations.  We do not currently have sufficient working capital to pay our debts as they become due or our costs of operating our business.  As of July 31, 2014, our working capital deficiency was $452,605.  We are dependent upon additional debt or equity financing to pay our debts and the costs of operation.  If we are unsuccessful in raising additional funds, we may not be able to begin our planned operations or continue as a going concern, and we may have to either liquidate our company or file for bankruptcy protection from our creditors.

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

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2012	$0.03	$0.03
January 31, 2013	$0.03	$0.03
April 30, 2013	$0.05	$0.03
July 31, 2013	$0.18	$0.05
October 31, 2013	$0.06	$0.02
January 31, 2014	$0.05	$0.05
April 30, 2014	$0.20	$0.05
July 31, 2014	$0.14	$0.05

As of January 22, 2015, the last trading price for the common stock was $0.05.

Holders and Dividends

As of December 15, 2014 there were 90 record holders of our common stock.  Since our inception, no cash dividends have been declared on our common stock.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2014, we did not issue or sell any unregistered securities.

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

Results of Operations

During the years ended July 31, 2014 and 2013, respectively, we had no revenue.

We had no salaries, benefits and payroll taxes for the years ended July 31, 2014 and 2013 respectively.

We incurred non-cash stock-based compensation expense of $0 and $1,550 during the years ended July 31, 2014 and 2013, respectively, as a result of issuing shares and options to our employees and directors for services.

Professional and consulting fees were $39,787 and $138,156 for the years ended July 31, 2014 and 2013, respectively.  The reduction is due to not incurring stock-based compensation as in the prior year.

Travel expenses totaled $601 and $12,566 for the years ended July 31, 2014 and 2013, respectively, the decline due to a decreased level of activity and a focus on cost control.

For the years ended July 31, 2014 and 2013, we incurred other general and administrative expenses of $2,536 and $3,784, respectively.

Interest expense was $163,801 and $78,175 for the years ended July 31, 2014 and 2013, respectively.  The higher interest expense is the result of increased debt related to funding operations and the amortization of debt discount related to the beneficial conversion feature on assorted convertible promissory notes.

Liquidity and Capital

For the year ended July 31, 2014, $42,000 provided by financing activities offset $43,398 used in operating activities.

We had a deficiency in working capital of $452,605 at July 31, 2014, as compared to $328,180 at July 31, 2013.  The increase was primarily as a result of outstanding notes classified as current liabilities as their maturity dates are within one year of the balance sheet date.

During the years ended July 31, 2014 and 2013, we borrowed $46,000 and $49,550, respectively.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended July 31, 2014, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,166,674.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of July 31, 2014, there were 1,600,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at July 31, 2014:
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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDWIDE STRATEGIES INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Worldwide Strategies Incorporated

We have audited the accompanying consolidated balance sheets of Worldwide Strategies Incorporated (the Company) as of July 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Strategies Incorporated as of July 31, 2014 and 2013, and the results of its operations, changes in shareholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 10, 2015

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Balance Sheets

	July 31,	July 31,
	2014	2013

Assets
Current Assets:
Cash	$2,139	$3,537

Total current assets	2,139	3,537

Deposits	150	150

Total assets	$2,289	$3,687

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$84,372	$84,846
Accounts payable, related party	3,900	3,900
Accrued liabilities	42,902	26,503
Accrued liabilities, related party	18,041	4,723
Notes payable, related party, net of unamortized discount
of $1,341 and $28,822, respectively	101,696	11,445
Note payable, related party, in default, net of unamortized discount
of $0 and $17,000, respectively	65,000	65,000
Note payable, net of unamortized discount of $1,341 and
$8,644, respectively	136,833	135,300
Note payable, in default	2,000	-

Total current liabilities	454,744	331,717

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,830,673 and 18,859,005 shares issued and outstanding respectively	19,831	18,860
Stock Payable	—	36,000
Additional paid-in capital	7,692,896	7,575,567
Accumulated deficit	(8,166,674)	(7,959,949)

Total shareholders' deficit	(452,455)	(328,030)

Total liabilities and shareholders' deficit	$2,289	$3,687

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Statements of Operations

	For The Year Ended
	July 31,
	2014	2013

Sales	$—	$—
Cost of sales	—	—

	—	—

Operating expenses:
Professional and consulting fees	39,787	138,156
Travel	601	12,566
Other general and administrative expenses	2,536	3,784

Total operating expenses	42,924	154,506
Loss from operations	(42,924)	(154,506)

Other expense:
Interest expense	(163,801)	(78,175)

Loss before income taxes	(206,725)	(232,681)

Income tax provision	—	—

Net loss	$(206,725)	$(232,681)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	28,949,088	27,487,506

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Statement of Changes in Shareholders' Deficit
For the Years Ending July 31, 2014 and 2013

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2012 (restated)	1,491,743	$1,492	16,870,234	$16,871	$—	$37,500	$6,896,455	$(7,727,268)	$(774,950)

Common stock issued in exchange for
interest, related party	—	—	1,453,771	1,454	—	(1,500)	42,528	—	42,482
Common stock issued in exchange for
CFO compensation	—	—	150,000	150	—	—	1,350	—	1,500
Common stock issued for consulting
services	—	—	385,000	385	—	—	4,165	—	4,550
Options issued in exchange for
board member services (Aug 2012)	—	—	—	—	—	—	5,000	—	5,000
Options issued in exchange for
CFO compensation (Aug 2012)	—	—	—	—	—	—	1,500	—	1,500
Options issued in exchange for
board member services (Jul 2013)	—	—	—	—	—	—	60,000	—	60,000
Options issued in exchange for
CFO compensation (Jul 2013)	—	—	—	—	—	—	18,000	—	18,000
Foregiveness Of Past Salary And
Expenses To CEO and Former CFO	—	—	—	—	—	—	474,019	—	474,019

Beneficial conversion feature	—	—	—	—	—	—	72,550	—	72,550

Net loss for the year ended July 31, 2013	—	—	—	—	—	—	—	(232,681)	(232,681)

Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest, related party	—	—	671,667	671	—	—	39,629	—	40,300
Common stock authorized for Feb 2012
but not issued until March 2014	—	—	300,000	300	—	(36,000)	35,700		—

Beneficial conversion feature	—	—	—	—	—	—	42,000	—	42,000

Net loss for the year ended July 31, 2014	—	—	—	—	—	—	—	(206,725)	(206,725)

Balance at July 31, 2014	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,692,896	$(8,166,674)	$(452,455)

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Statements of Cash Flows

	For The Year Ended
	July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(206,725)	$(232,681)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	—
Amortization of beneficial conversion feature	93,784	20,095
Stock based compensation	—	1,500
Stock issued for promissory note extension	40,300	84,500
Consulting expense paid in common stock	—	4,550
Interest expense paid in common stock	—	37,304
Changes in current assets and liabilities:
Accounts payable and accrued liablities	15,925	18,056
Accounts payable and accrued
liabilities, related party	13,318	15,954

Net cash used in operating activities	(43,398)	(50,722)

Cash flows from financing activities:
Proceeds from notes payable, related party	18,000	2,500
Proceeds from notes payable	28,000	47,050
Payment of notes payable	(4,000)	—

Net cash provided by financing activities	42,000	49,550

Net change in cash	(1,398)	(1,172)

Cash, beginning of period	3,537	4,709

Cash, end of period	$2,139	$3,537

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Stock issued for conversion of accrued interest	—	5,187
Beneficial Conversion Feature - Debt	42,000	72,550
Debt relief by directors	—	474,019
Transfer to debt	—	45,500
Common shares issued out of stock payable	36,000	1,500

See accompanying notes to the consolidated financial statements.

WORLDWIDE STRATEGIES INCORPORATED
Notes To Consolidated Financial Statements

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $206,725, and $232,681 for the years ended July 31, 2014 and 2013, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of July 31, 2014, has an accumulated deficit of $8,166,674. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the year ended July 31, 2014 and 2013, the Company issued convertible promissory notes in exchange for $46,000 and $49,550, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2014 or 2013 respectively.

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

	July 31,
	2014	2013
Office equipment	$10,600	$10,600
Software	12,023	12,023
	22,623	22,623
Accumulated depreciation	22,623	22,623
Property and equipment - net	$0	$0

The Company had no depreciation expense for the years ended July 31, 2014 and 2013.

Impairment of Long-Lived Assets

The Company has adopted ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and convertible preferred stock). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and convertible preferred stock, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and convertible preferred stock at either the beginning of the respective period presented or the date of issuance, whichever is later. At July 31, 2014 and 2013, the Company had outstanding options equivalent to 1,600,000 and 4,333,328 common shares, respectively, and convertible preferred stock equivalent to 9,323,394 common shares.

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

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at July 31, 2014 and July 31, 2013:

	Fair Value Measurements at July 31, 2014
Description	Level 1	Level 2	Level 3
Convertible Debt	$-	$305,529	$-
Total Liabilities	$-	$305,529	$-
Totals	$-	$(305,529)	$-

	Fair Value Measurements at July 31, 2013
Description	Level 1	Level 2	Level 3
Convertible Debt	$-	$211,745		$-
Total Liabilities	$-	$211,745	$
Totals	$-	$(211,745)		$-

Fiscal Year-end

The Company's year-end is July 31.

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that requires a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.
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

(2)            Accounts payable related parties

At July 31, 2014 and 2013, the Company was indebted to related parties for expenses incurred on behalf of the Company totaling $3,900.

(3)            Accrued compensation

At both July 31, 2014 and 2013, accrued compensation totaled $0. During the 2013 fiscal year the CEO and former CFO forgave this liability in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.

(4)            Related party transactions

Accrued liabilities

At July 31, 2014 and 2013, accrued liabilities totaled $18,041 and $4,723, respectively.  During the 2013 fiscal year the CEO incurred $8,321 expenses related to Company efforts.  The CEO forgave accrued expenses of $108,844 in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.  The increase of $13,318 represents accrued interest expense on notes payable to related parties for 2014.

Notes payable

During May 2010, the Company issued a convertible promissory note to a related party in exchange for $50,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note also provides for renewal in 120-day cycles, assuming issuing of common stock as a renewal premium.  This note was exchanged in April 2013 for new promissory notes bearing interest at 10% and convertible into common shares at $.01 per share with a 120-day renewal cycle and identical renewal premium.  The new promissory notes allow the Company to call the note and pay it off, a feature not available in the prior promissory note.

During December 2010, the Company issued a convertible promissory note to a related party in exchange for $15,000. The note bears interest at 9% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder. The note also provides for renewal in 120-day cycles, assuming issuing of common stock as a renewal premium.  This note was exchanged in April 2013 for new promissory notes bearing interest at 10% and convertible into common shares at $.01 per share with a 120-day renewal cycle and identical renewal premium.  The new promissory notes allow the Company to call the note and pay it off, a feature not available in the prior promissory note.

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

During February 2013, the Company issued one promissory note to a related party for $500.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was related to company expenses paid.  Based on the initial valuation the Company has recorded a debt discount of $500, $427 of which was amortized in the fiscal year ended July 31, 2013 and the remaining $73 amortized in the fiscal year ending July 31, 2014.  The original maturity date on this note was August 31, 2013.  The holder has extended the note to July 31, 2015.

During April 2013, the Company issued five convertible promissory notes to related parties in exchange for two promissory notes totaling $65,000. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  These notes have a 120-day term and are renewed with payment of accrued interest in common stock as well as a renewal fee of 455,000 shares.  The common shares for this renewal fee were issued May 14, 2013 and valued at $13,577.  These notes were replaced through renewal in July 2013.

During July 2013, the Company issued one promissory note to a related party for $28,500.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was in exchange for accrued and owed salary of $241,875 and accrued and owed expense of $108,844.  Based on the initial valuation the Company has recorded a debt discount of $28,500, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was January 31, 2014.  The holder has extended the note to July 31, 2015.

During July 2013, the Company issued one promissory note to a related party for $17,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was in exchange for accrued and owed salary of $168,750 to the Company's former CFO.    Based on the initial valuation the Company has recorded a debt discount of $17,000, all of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on this note was January 31, 2014.  The holder has extended the note to July 31, 2015.

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

During December 2013, the Company issued two promissory notes to two related parties totaling $16,000. The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  Based on the initial valuation the Company has recorded a debt discount of $16,000, all of which was amortized in the fiscal year ending July 31, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended the notes to July 31, 2015.

During June 2014, the Company issued one promissory note to a related party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

As of July 31, 2014, the Company had outstanding convertible promissory notes to nine related parties totaling $140,173. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $5,000 convertible at $.04 per share and $131,000 convertible at $.01 per share upon the election of the holder. The Company reported Debt Discount of $69,838 on these notes of which $3,171, $2,846 and $62,480 amortized in the fiscal years ended July 31, 2012, July 31, 2013 and July 31, 2014, respectively.  $1,341 of Debt Discount remains unamortized as of July 31, 2014.

Preferred stock

The Company issued no Preferred stock for the fiscal years ending July 31, 2014 and 2013 respectively.

Common stock

In August 2012, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from July 25, 2012 to November 22, 2012 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.01 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($1,500) is reflected in the accompanying financial statements as interest.

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

In December 2012, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from November 22, 2012 to January 10, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.03 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($3,488) is reflected in the accompanying financial statements as interest.

In February 2013, the Company issued 387,500 shares of the Company's common stock in exchange for accrued interest and an extension of due date from January 10, 2013 to May 10, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.03 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($11,625) is reflected in the accompanying financial statements as interest.

In March 2013, the Company issued 116,250 shares of the Company's common stock in exchange for accrued interest and an extension of due date from March 22, 2013 to July 20, 2013 on a note payable. The shares related to the accrued interest were issued at $.04 per share and the shares related to the extension were issued at $.05 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($3,600) is reflected in the accompanying financial statements as interest.

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

In August 2013, the Company issued 503,750 shares of the Company's common stock in exchange for accrued interest and an extension of due date on five notes payable.  The shares related to the accrued interest were issued at $.01 per share and the shares related to the extension were issued at $.06 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($30,225) is reflected in the accompanying financial statements as interest.

In September 2013, the Company issued 167,917 shares of the Company's common stock in exchange for additional accrued interest on five notes payable.  The shares related to the accrued interest were issued at $.01 per share and the shares related to the extension were issued at $.06 per share (fair market value) on the day they were granted, per the terms of the agreement.  This amount ($10,075) is reflected in the accompanying financial statements as interest.

In March 2014, the Company issued 300,000 shares of common stocks to independent Directors as compensation for services provided.  These shares, approved August 2011, were previously recorded as stock payable.

(5)            Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.  The original maturity date on this note was May 31, 2010.  The holder has extended the note to March 31, 2015.

During February 2010, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price. The original maturity date on this note was July 31, 2010.  The holder has extended the note to March 31, 2015.

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

During July 2012, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  The original maturity date on this note was January 31, 2013.  The holder has extended the note July 31, 2015.

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

During January 2013, the Company issued three promissory notes to one unrelated party for a total of $12,500.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $12,500, all of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on these notes was July 31, 2013.  The holder has extended the notes to July 31, 2015.

During June 2013, the Company issued convertible promissory notes to three unrelated parties in exchange for a total of $8,500. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.  Based on the initial valuation the Company has recorded a debt discount of $8,500, $2,558 of which was amortized in the fiscal year ended July 31, 2013 and $5,942 amortized in the fiscal year ended July 31, 2014.  The original maturity date on these notes was November 30, 2013.  The holders have extended the notes to July 31, 2015.

During June 2013, the Company issued a convertible promissory note to an unrelated party valued at $3,550 as compensation for consulting services.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  Based on the initial valuation the Company has recorded a debt discount of $3,550, $848 of which was amortized in the fiscal year ended July 31, 2013 and $2,702 was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was December 31, 2013.  The holder has extended the note to July 31, 2015.

During September 2013, the Company issued one promissory note to one unrelated party for a total of $3,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $3,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was February 28, 2014.  The holder has extended the note to July 31, 2015.

During December 2013, the Company issued four promissory notes to four unrelated parties for a total of $8,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $8,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended the notes to July 31, 2015.

During December 2013, the Company issued one promissory note to one unrelated party for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $5,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was June 30, 2014.  The holder has extended the note to July 31, 2015.

During December 2013, the Company issued one promissory note to one unrelated party for a total of $2,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $2,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was June 30, 2014.  The holder has not extended the note and the note is in default.

During January 2014, the Company issued two promissory notes to two unrelated party for a total of $4,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $4,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on the notes was June 30, 2014.  The holders have extended the notes to July 31, 2015.

During June 2014, the Company issued one promissory note to one unrelated party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

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
There were no issues of Preferred Stock during the years ending July 31, 2014 and 2013.

Common stock

The Company is authorized to issue 33,333,333 shares of common stock.  Total shares outstanding at July 31, 2014 and 2013 were 19,830,673 and 18,859,005, respectively.

In August 2012, the Company issued 150,000 shares of the Company's common stock in exchange for services valued at $1,500 to its chief financial officer.  The shares were valued based on the fair value on the date of grant, $.01 per share, and are reflected in the accompanying year ended July 31, 2013 financial statements as professional and consulting fees.

In September 2012, the Company issued 350,000 shares of the Company's common stock in exchange for services valued at $3,500. The shares were valued based on the fair value on the date of grant, $.03 per share, and are reflected in the accompanying year ended July 31, 2013 financial statements as professional and consulting fees.

In December 2012, the Company issued 35,000 shares of the Company's common stock to two individuals in exchange for services valued at $3,500. The shares were valued based on the fair value on the date of grant, $.01 per share, and are reflected in the accompanying year ended July 31, 2013 financial statements as professional and consulting fees.

Options granted to employees, accounted for under the fair value method

Effective February 1, 2006, the Company adopted ASC 718 Stock Based Payment which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

In August 2012, the Company granted two officers and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $5,000.  This amount is reflected in the accompanying year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	0.00%
Volatility factor	273.47%
Weighted average expected life	7 years

In August 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $1,500.  This amount is reflected in the accompanying year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.45%
Dividend yield	0.00%
Volatility factor	271.79%
Weighted average expected life	7 years

In July 2013, the Company granted the CEO and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.12 per share on the grant date.  The Company valued the options at $.12 per share, or $60,000.  This amount is reflected in the accompanying year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.59%
Dividend yield	0.00%
Volatility factor	314.40%
Weighted average expected life	5 years

In August 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.12 per share on the grant date.  The Company valued the options at $.12 per share, or $18,000.  This amount is reflected in the accompanying year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

As of July 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  The Company has approximately $3,459,471 and $3,267,261 of federal net operating loss carry forwards at July 31, 2014 and 2013, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The Components of the Company's deferred tax asset are as follows:

	July 31, 2014	July 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$3,339,902	$3,267,261
Net deferred tax assets before valuation allowance	$1,135,567	$1,110,869
Less: Valuation allowance	(1,135,567)	(1,110,869)
Net Deferred tax assets	$ -	$ -

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013.  The Company had no uncertain tax positions as of December 31, 2013 and 2012.

A reconciliation between the amounts of income tax benefit determined by applying the federal and state statutory income tax rate to pre-tax loss is as follows:

	July 31, 2014	July 31, 2013
Federal and state statutory rate	34.00%	34.00%
Change in valuation allowance on deferred taxes	(34.00%)	(34.00%)

(8)            Commitments

Beginning February 2007, the Company commenced a month-to-month lease on a "virtual" office at a rate of $150 per month.  Rent expense for the years ended July 31, 2014 and 2013 totaled $1,800, and $1,800, respectively.

(9)            Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC").  At July 31, 2014 and 2013, the loss that would have resulted from that risk totaled $-0-.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)            Subsequent Events

In September 2014, the Company issued two convertible promissory notes to two related parties in exchange for $1,750.

In October 2013, the Company issued a convertible promissory note to an unrelated party in exchange for $40,000.

In November 2013, the Company issued two convertible promissory notes to two unrelated parties in exchange for $24,000.

In December 2013, the Company issued two convertible promissory notes to two unrelated parties in exchange for $17,000.

In January 2015, the Company issued a convertible promissory note to an unrelated party in exchange for $2,000.

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

There were no disagreements between the company and M&K since their engagement in October of 2013.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2014 an evaluation was performed under the supervision and with the participation of the Company's management, including James P.R. Samuels, the Company's President and Chief Executive Officer ("CEO"), and Thomas E. McCabe, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"))

Management's Report on Internal Controls Over Financial Reporting

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

As of July 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of adequate resources so as to remain compliant with our periodic filings as required by the Securities and Exchange Commission; and (2) failure to perform adequate timely review of specific transactions as recorded. The aforementioned material weaknesses were identified by our management in connection with the audit of our financial statements as of July 31, 2014.

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

Changes in internal controls over financial reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position
James P.R. Samuels	67	President, Chief Executive Officer and Director
Thomas E. McCabe	57	VP Finance, Chief Financial Officer, Secretary
Frank J. Deleo	59	Director
Robert T. Kane	71	Director
Edward J. Weisberg	58	Director
Gregory Kinney	52	Director

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

Edward J. Weisberg, Director.  Mr. Weisberg has been a director since September 2005.  He is currently Vice President of Marketing and Business Development at GXT Green, Inc. GXT Green develops and markets economically viable sustainable products including ECOgrade photodegradable bags and ECO-R3SP suspension packaging.  Mr. Weisberg is also Managing Partner of Ecommerce Expertise, a consulting practice dedicated to assisting companies with Internet marketing and improving eCommerce profitability, a role he has had since September 2008.  From January 2008 to October 2009, he was Vice President of Innovaro (formerly UTEK) Corporation, a public corporation based in Tampa, Florida, which provides innovation and patent licensing services.  From April 2004 to July 2007, he was the vice president of eCommerce, responsible for web-based initiatives, at iBasis, Inc., a publicly-held company based in Burlington, Massachusetts, that provides international Voice over Internet Protocol (VoIP) services. From 1995 until April 2003, he co-founded and served as president of PureCommerce, Inc. (formerly BX.COM Inc.), a Providence, Rhode Island company that provides eCommerce web site development, hosting, and Internet marketing support.  Prior to founding BX.COM, he held various key marketing, planning, and sales roles at Paradigm Management Consulting Group, Inc., BASF Corporation, Data General Corporation, and Wang Laboratories, Inc.  Mr. Weisberg is also on the board of advisors of Sustainable Minds, LLC, a privately held company.  Mr. Weisberg has a Masters degree in management from MIT/Sloan School of Management and a bachelor's degree in social psychology from the University of Pennsylvania..

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

Procedure for Nominating Directors

The board of directors will consider candidates for director positions that are recommended by any of our stockholders and approved by the Nominating Committee.  Any such recommendation for the annual meeting of stockholders should be provided to our corporate secretary by December 31, 2015.  The recommended candidate should be submitted to us in writing addressed to 3801 East Florida Avenue, Suite 400, Denver, Colorado  80210.  The recommendation must include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she would be a valuable addition to our board of directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Nominating Committee will evaluate any recommended candidate and determine whether or not to proceed with the candidate in accordance with our procedures.  We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis through the fiscal year ended July 31, 2014:

Reporting Person	Date Report Due	Date Report Filed
Christensen , Donald A.	Form 4 due December 16, 2008	Not yet filed
Christensen , Donald A.	Form 4 due December 30, 2008	Not yet filed
Christensen , Donald A.	Form 4 due February 5, 2009	Not yet filed
Christensen, Donald A.	Form 4 due May 21, 2010	Not yet filed
Deleo, Frank J.	Form 4 due December 16, 2008	January 2015
Deleo, Frank J.	Form 4 due December 30, 2008	January 2015
Deleo, Frank J.	Form 4 due May 21, 2010	January 2015
Deleo, Frank J.	Form 4 due August 12, 2011	January 2015
Deleo, Frank J.	Form 4 due April 3, 2012	January 2015
Deleo, Frank J.	Form 4 due September 5, 2012	January 2015
Deleo, Frank J.	Form 4 due July 16, 2013	January 2015
Kane, Robert T.	Form 4 due December 16, 2008	January 2015
Kane, Robert T.	Form 4 due December 30, 2008	January 2015
Kane, Robert T.	Form 4 due February 5, 2009	January 2015

Reporting Person	Date Report Due	Date Report Filed
Kane, Robert T.	Form 4 due May 21, 2010	January 2015
Kane, Robert T.	Form 4 due August 12, 2011	January 2015
Kane, Robert T.	Form 4 due November 3, 2011	January 2015
Kane, Robert T.	Form 4 due September 5, 2012	January 2015
Kane, Robert T.	Form 4 due July 16, 2013	January 2015
Kane, Robert T.	Form 4 due December 3, 2013	January 2015
Kinney, Gregory	Form 4 due December 16, 2008	January 2015
Kinney, Gregory	Form 4 due December 30, 2008	January 2015
Kinney, Gregory	Form 4 due May 21, 2010	January 2015
Kinney, Gregory	Form 4 due August 12, 2011	January 2015
Kinney, Gregory	Form 4 due November 3, 2011	January 2015
Kinney, Gregory	Form 4 due September 5, 2012	January 2015
Kinney, Gregory	Form 4 due December 26, 2012	January 2015
Kinney, Gregory	Form 4 due July 16, 2013	January 2015
Kinney, Gregory	Form 4 due December 3, 2013	January 2015
McCabe, Thomas E.	Form 3 due November 11, 2011	January 2015
McCabe, Thomas E.	Form 4 due March 20, 2012	January 2015
McCabe, Thomas E.	Form 4 due September 5, 2012	January 2015
McCabe, Thomas E.	Form 4 due July 16, 2013	January 2015
Samuels, James P.R.	Form 4 due December 16, 2008	January 2015
Samuels, James P.R.	Form 4 due December 30, 2008	January 2015
Samuels, James P.R.	Form 4 due February 5, 2009	January 2015
Samuels, James P.R.	Form 4 due May 4, 2009	January 2015
Samuels, James P.R.	Form 4 due July 6, 2009	January 2015
Samuels, James P.R.	Form 4 due May 21, 2010	January 2015
Samuels, James P.R.	Form 4 due September 5, 2012	January 2015
Samuels, James P.R.	Form 4 due February 5, 2013	January 2015
Samuels, James P.R.	Form 4 due July 16, 2013	January 2015
Samuels, James P.R.	Form 4 due August 5, 2013	January 2015
Somerville, W. Earl	Form 4 due December 16, 2008	January 2015
Somerville, W. Earl	Form 4 due December 30, 2008	January 2015
Somerville, W. Earl	Form 4 due February 5, 2009	January 2015
Somerville, W. Earl	Form 4 due May 4, 2009	January 2015
Somerville, W. Earl	Form 4 due May 21, 2010	January 2015
Rudolf and Monique van den Brink	Form 3 due December 13, 2010	Not yet filed
Rudolf and Monique van den Brink	Form 4 due January 27, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due July 13, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due October 10, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due December 6, 2011	Not yet filed
Rudolf and Monique van den Brink	Form 4 due January 23, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due March 20, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due May 22, 2012	Not yet filed
Rudolf and Monique van den Brink	Form 4 due July 16, 2013	Not yet filed
Weisberg, Edward J.	Form 4 due December 16, 2008	January 2015
Weisberg, Edward J.	Form 4 due December 30, 2008	January 2015
Weisberg, Edward J.	Form 4 due February 5, 2009	January 2015
Weisberg, Edward J.	Form 4 due May 21, 2010	January 2015
Weisberg, Edward J.	Form 4 due August 12, 2011	January 2015
Weisberg, Edward J.	Form 4 due September 5, 2012	January 2015
Weisberg, Edward J.	Form 4 due December 26, 2012	January 2015
Weisberg, Edward J.	Form 4 due July 16, 2013	January 2015

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our chief executive officer.  There were no executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years ending July 31, 2014.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James P.R. Samuels, President and CEO	2014 2013	-0- -0-	- -	- -	- 12,000 (1)	- -	- 12,000

_________________
(1)
On July 12, 2013, Mr. Samuels was granted five-year options to purchase 100,000 shares at $0.05 per share.  These options were valued using the following assumptions: expected options life: 5 years; risk-free interest rate: 0.59%; annual rate of quarterly dividends: 0.00%; and volatility: 314.40%.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our chief executive officer as of the end of the last completed fiscal year ending July 31, 2014.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James P.R. Samuels	100,000 (1) 100,	(1) (2)	- -	- -	$0.05 $0.01	07/12/2018 08/31/2019

__________________

(1)	These options were valued using the following assumptions: expected options life: 5 years; risk-free interest rate: 0.59%; annual rate of quarterly dividends: 0.00%; and volatility: 314.40%.
(2)	These options were valued using the following assumptions: expected options life: 7 years; risk-free interest rate: 0.63%; annual rate of quarterly dividends: 0.00%; and volatility: 273.47%.

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

In the fiscal year ending July 31, 2014, the Company did not approve and issue compensation to its directors.  In March 2014, the Company issued 75,000 shares of common stock to each independent Director as compensation for services provided.  These shares, approved August 2011, were to be issued February 2012.  The liability for this transaction had been accrued to the date granted.

Options Exercised in the Last Fiscal Year

No options were exercised in the fiscal year ended July 31, 2014.

Long-Term Incentive Plan Awards

No long-term incentive plan awards were granted in the fiscal year ended July 31, 2014.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the Common Stock and Preferred Stock on a combined basis, as of December 15, 2014.

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

________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from December 15, 2014, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 29,154,067 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our outstanding Preferred Stock.  This amount includes 19,830,673 shares of common stock and 9,323,394 shares of common stock issuable upon exercise of the outstanding Preferred Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, July 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	500,000
Equity compensation plans not approved by security holders	1,600,000	$0.0525	-0-
Total	1,600,000		500,000

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

As of July 31, 2014, no Stock Rights had been granted under the Plan.

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

Accrued Liabilities.  At July 31, 2014 and 2013, $-0- and $-0-, respectively, was owed to James P.R. Samuels for amounts paid by him on behalf of the Company.  Effective July 2013, Mr. Samuels agreed to forgive any debt, in addition to accrued salaries owed him, in exchange for a convertible promissory note of $28,500.

Convertible Notes.  In December 2012, Greg Kinney and Ed Weisberg loaned the Company $1,500 and $500, respectively.  The notes bear interest at 10% per annum and are convertible into shares of the Company's common stock at the conversion price of $0.01.

In February 2013, James P.R. Samuels received a convertible promissory note of $500 for Company expenses paid personally by him.  The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the conversion price of $0.01.

In July 2013, James P.R. Samuels received a convertible promissory note of $28,500 in exchange for forgiveness of accrued compensation of  $241,875 and accrued expenses of $108,844 owed to him by the Company.  The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the conversion price of $0.01.

In December 2013, Greg Kinney and Robert Kane loaned the Company $10,000 and $6,000, respectively.  The notes bear interest at 10% per annum and are convertible into shares of the Company's common stock at the conversion price of $0.01.

In June 2014, Greg Kinney loaned the Company $2,000.  The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at the conversion price of $0.01.

In September 2014, Greg Kinney and Ed Weisberg loaned the Company $1,000 and $750, respectively.  The notes bear interest at 10% per annum and are convertible into shares of the Company's common stock at the conversion price of $0.01.

 Interest expense related to convertible notes held by Company officers and directors was $5,117 and $1,065, respectively, for the years ended July 31, 2014 and 2013.

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

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL YEAR	AUDIT FEES	AUDIT-RELATED FEES	TAX FEES	ALL OTHER FEES
2014	$13,000	-0-	-0-	-0-
2013	$10,500	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.4	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.5	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Acknowledgement of Debt Satisfaction and Full Release with James P.R. Samuels dated as of July 31, 2013
10.3	Acknowledgement of Debt Satisfaction and Full Release with W. Earl Somerville dated as of July 31, 2013
21	List of Subsidiaries (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101	Interactive Data Files

_____________________________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report for the fiscal year ended July 31, 2009, filed October 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: February 17, 2015	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P.R. Samuels	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2015
James P.R. Samuels
/s/ Thomas E. McCabe	Chief Financial Officer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 17, 2015
Thomas E. McCabe

/s/ Frank J. Deleo	Director	February 17, 2015
Frank J. Deleo

/s/ Robert T. Kane	Director	February 17, 2015
Robert T. Kane

/s/ Edward J. Weisberg	Director	February 17, 2015
Edward J. Weisberg

/s/ Gregory Kinney	Director	February 17, 2015
Gregory Kinney