Form 10-Q
period 2013-10-31
WORLDWIDE STRATEGIES INC
filed 2015-03-16
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

(303) 991-5887
(Registrant's telephone number, including area code)

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
Yes ☐   No ☒

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,673 on February 23, 2015

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2013

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Balance Sheets
(unaudited)

	October 31,	July 31,
	2013	2013

Assets
Current Assets:
Cash	$1,563	$3,537

Total current assets	1,563	3,537

Deposits	150	150

Total assets	$1,713	$3,687

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$90,882	$84,846
Accounts payable, related party	3,900	3,900
Accrued liabilities	29,902	26,503
Accrued liabilities, related party	7,778	4,723
Notes payable, related party, net of unamortized discount
of $22,874 and $45,749, respectively	34,300	11,445
Note payable, related party, in default	65,000	65,000
Note payable, net of unamortized discount of $4,538 and
$8,644, respectively	142,498	135,300

Total current liabilities	374,260	331,717

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,530,673 and 18,859,005 shares issued and outstanding respectively	19,531	18,860
Stock Payable	36,000	36,000
Additional paid-in capital	7,618,195	7,575,567
Accumulated deficit	(8,047,766)	(7,959,949)

Total shareholders' deficit	(372,547)	(328,030)

Total liabilities and shareholders' deficit	$1,713	$3,687

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Operations
(unaudited)

	For the Three Months Ended
	October 31,
	2013	2012

Sales	$—	$—
Cost of sales	—	—

	—	—

Operating expenses:
Professional and consulting fees	10,545	24,749
Travel	—	7,231
Other general and administrative expenses	466	2,381
Total operating expenses	11,011	34,361
Loss from operations	(11,011)	(34,361)

Other expense:
Interest expense	(76,806)	(9,123)

Loss before income taxes	(87,817)	(43,484)

Income tax provision	—	—

Net loss	$(87,817)	$(43,484)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	19,442,101	16,974,987

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(unaudited)

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2012	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest and note extension, related party	—	—	671,667	671	—	—	39,629	—	40,300

Beneficial conversion feature	—	—	—	—	—	—	3,000	—	3,000

Net Loss	—	—	—	—	—	—	—	(87,817)	(87,817)

Balance at October 31, 2013	1,491,743	$1,492	19,530,672	$19,531	$—	$36,000	$7,618,196	$(8,047,766)	$(372,547)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Cash Flows
(unaudited)

	For the Three Months Ended
	October 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(87,817)	$(43,484)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	30,053	2,011
Stock based compensation	—	1,500
Stock issued for promissory note extension	40,300	6,500
Consulting expense paid in common stock	—	3,500
Interest expense paid in common stock	—	4,056
Changes in current assets and liabilities:
Accounts payable and accrued liablities	9,435	(10,444)
Accounts payable and accrued
liabilities, related party	3,055	10,906

Net cash used in operating activities	(4,974)	(25,455)

Cash flows from financing activities:
Proceeds from notes payable	3,000	22,500

Net cash provided by financing activities	3,000	22,500

Net change in cash	(1,974)	(2,955)

Cash, beginning of period	3,537	4,710

Cash, end of period	$1,563	$1,755

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Stock issued for conversion of accrued interest	—	1,500
Beneficial Conversion Feature - Debt	3,000	—
Common shares issued out of stock payable	—	1,500

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Cash Flows
(unaudited)

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

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein has been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2013, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $87,817, and $232,681 for the period ended October 31, 2013 and for the year ended July 31, 2013, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of October 31, 2013, has an accumulated deficit of $8,047,766. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the period ended October 31, 2013 and the year ended 2013, the Company issued convertible promissory notes in exchange for $3,000 and $49,550, respectively.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Cash Flows
(unaudited)

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

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Cash Flows
(unaudited)

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

(2)            Accounts payable related parties

At October 31, 2013, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)            Accrued compensation

At October 31, 2013 and 2012 accrued compensation totaled $0 and $410,625, respectively. During the 2013 fiscal year the CEO and former CFO forgave this liability in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.

(4)            Related party transactions

Accrued liabilities

During the three-month period ended October 31, 2013, accrued liabilities related parties totaled $7,778.  The increase of $3,055 represents accrued interest expense on notes payable to related parties during the period.

Notes payable

During the three-month period ending October 31, 2013, the Company had outstanding convertible promissory notes to related parties totaling $122,173. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $70,000 convertible at $.04 per share, $48,000 convertible at $.01 per share and $70,000 convertible at $.04 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $3,055 for the three-month period ended October 31, 2013.

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Cash Flows
(unaudited)

Common Stock

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

(5)            Notes payable

During September 2013, the Company issued one promissory note to one unrelated party for a total of $3,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $3,000, $1,000 of which was amortized in the period ended October 31, 2013.  The original maturity date on this note was February 28, 2014.  The holder has extended the note to July 31, 2015.

(6)            Shareholders' Deficit

Preferred stock

There were no issues of Preferred Stock during the period ending October 31, 2013.

Common stock

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

Stock Options and Warrants

There were no issues of Common Stock Options during the period ending October 31, 2013.

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

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Cash Flows
(unaudited)

(8)            10-Q Subsequent Event

In December 2013, the Company issued two promissory notes to two related parties totaling $16,000. The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In December 2013, the Company issued four promissory notes to four unrelated parties for a total of $8,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.

In December 2013, the Company issued one promissory note to one unrelated party for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.

In December 2013, the Company issued one promissory note to one unrelated party for a total of $2,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.

In January 2014, the Company issued two promissory notes to two unrelated party for a total of $4,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.

In March 2014, the Company issued 300,000 shares of common stocks to independent Directors as compensation for services provided.  These shares, approved August 2011, were previously recorded as stock payable.

In June 2014, the Company issued one promissory note to one unrelated party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In September 2014, the Company issued two convertible promissory notes to two related parties in exchange for $1,750.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In October 2014, the Company issued a convertible promissory note to an unrelated party in exchange for $40,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $4,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In November 2014, the Company issued a convertible promissory note to an unrelated party in exchange for $20,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In December 2014, the Company issued a convertible promissory note to an unrelated party in exchange for $15,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

In January 2015, the Company issued a convertible promissory note to an unrelated party in exchange for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In March 2015, the issued options to purchase 450,000 shares each of common stock to its President & CEO and VP Finance & CFO as compensation for services rendered.

Item 2.                                        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2013 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2013, there were 4,333,328 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

Results of Operations

Three Months Ended October 31, 2013 and 2012.  Professional and consulting fees totaled $10,545 and $24,749 for the three-month periods ended October 31, 2013 and 2012, respectively.  Expenses in 2013 were lower due to less activity.

Travel expenses totaled $0 and $7,231 during the three-month periods ended October 31, 2013 and 2012, respectively.  Travel has been limited.

No depreciation was recorded during the three-month periods ended October 31, 2013 and 2012, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $466 and $2,381 during the three-month periods ended October 31, 2013 and 2012, respectively.

We recorded $76,806 and $9,123 in interest expense for the three-month periods ended October 31, 2013 and 2012, respectively.  The interest costs significantly increased for the 2013 period due to the increase in the Beneficial Conversion Feature amortization charge and assumption of additional debt.

Our net loss was $87,817 and $43,484 for three-month periods ended October 31, 2013 and 2012, respectively.

Liquidity and Capital

For the period ended October 31, 2013, $3,000 provided by financing activities and $4,974 used in operating activities.

We had a deficiency in working capital of $372,697 at October 31, 2013, as compared to $328,180 at July 31, 2013.  The increase was primarily as a result of the amortization of debt discount related to the beneficial conversion feature on assorted convertible promissory notes.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional funding sufficient to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,047,766.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

During the fiscal quarter ended October 31, 2013, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

Item 3.                               Defaults Upon Senior Securities

      None.

Item 4.                               Mine Safety Disclosures

      Not applicable.

Item 5.                               Other Information

      None.

Item 6.                               Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement by and between Worldwide Strategies Incorporated, Centric Rx, Inc., Jim Crelia, Jeff Crelia, J. Jireh, Inc. and Canada Pharmacy Express, Ltd. dated as of June 28, 2007 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Articles of Exchange Pursuant to NRS 92A.200 effective July 31, 2007 (3)
3.4	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (3)
3.5	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (4)
3.6	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (5)
10.1	2005 Stock Plan (2)
10.2	Acknowledgement of Debt Satisfaction and Full Release with James P.R. Samuels dated as of July 31, 2013 (6)
10.3	Acknowledgement of Debt Satisfaction and Full Release with W. Earl Somerville dated as of July 31, 2013 (6)
31.1	Rule 13a-14(a) Certification of James P.R. Samuels
31.2	Rule 13a-14(a) Certification of Thomas E. McCabe
32.1	Certification of James P.R. Samuels Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Thomas E. McCabe Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101	Interactive Data Files

_____________________________________________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 28, 2007, filed July 2, 2007.
(2)	Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated July 31, 2007, filed August 6, 2007.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 8, 2008, filed December 10, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 17, 2008.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended July 31, 2014, filed February 17, 2015.

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE STRATEGIES INCORPORATED

Date: 16 March 2015	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 16 March 2015	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)