Form 10-Q
period 2014-01-31
WORLDWIDE STRATEGIES INC
filed 2015-03-18
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,673 on March 13, 2015

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2014

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Balance Sheets
(unaudited)

	January 31,	July 31,
	2014	2013

Assets
Current Assets:
Cash	$15,222	$3,537

Total current assets	15,222	3,537

Deposits	150	150

Total assets	$15,372	$3,687

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$85,581	$84,846
Accounts payable, related party	3,900	3,900
Accrued liabilities	33,583	26,503
Accrued liabilities, related party	11,099	4,723
Notes payable, related party, net of unamortized discount
of $10,608 and $45,822, respectively	62,566	11,445
Note payable, related party, in default	65,000	65,000
Note payable, net of unamortized discount of $15,007 and
$8,644, respectively	155,030	135,300

Total current liabilities	416,758	331,717

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,530,672 and 18,859,005 shares issued and outstanding respectively	19,531	18,860
Stock Payable	36,000	36,000
Additional paid-in capital	7,653,196	7,575,567
Accumulated deficit	(8,111,605)	(7,959,949)

Total shareholders' deficit	(401,386)	(328,030)

Total liabilities and shareholders' deficit	$15,372	$3,687

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Operations
(unaudited)

	Six Months Ended		Three Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

	—	—	—	—

Operating expenses:
Professional and consulting fees	27,340	37,630	16,796	12,880
Travel	601	7,231	601	—
Other general and administrative expenses	3,107	2,836	2,641	455

Total operating expenses	31,049	47,697	20,038	13,335
Loss from operations	(31,049)	(47,697)	(20,038)	(13,335)

Other expense:
Interest expense	(120,607)	(17,966)	(43,801)	(8,844)

Loss before income taxes	(151,656)	(65,663)	(63,839)	(22,179)

Income tax provision	—	—	—	—

Net loss	$(151,656)	$(65,663)	$(63,839)	$(22,179)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	19,486,628	17,692,326	19,530,672	17,965,655

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(unaudited)

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2012 (restated)	1,491,743	$1,492	16,870,234	$16,871	$—	$37,500	$6,896,455	$(7,727,268)	$(774,950)

Common stock issued in exchange for
interest, related party	—	—	1,453,771	1,454	—	(1,500)	42,528	—	42,482
Common stock issued in exchange for
CFO compensation	—	—	150,000	150	—	—	1,350	—	1,500
Common stock issued for consulting
services	—	—	385,000	385	—	—	4,165	—	4,550
Options issued in exchange for
board member services (Aug 2012)	—	—	—	—	—	—	5,000	—	5,000
Options issued in exchange for
CFO compensation (Aug 2012)	—	—	—	—	—	—	1,500	—	1,500
Options issued in exchange for
board member services (Jul 2013)	—	—	—	—	—	—	60,000	—	60,000
Options issued in exchange for
CFO compensation (Jul 2013)	—	—	—	—	—	—	18,000	—	18,000
Foregiveness Of Past Salary And
Expenses To CEO and Former CFO	—	—	—	—	—	—	474,019	—	474,019

Beneficial conversion feature	—	—	—	—	—	—	72,550	—	72,550

Net loss for the year ended July 31, 2013	—	—	—	—	—	—	—	(232,681)	(232,681)

Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest and note extension, related party	—	—	671,667	671	—	—	39,629	—	40,300

Beneficial conversion feature	—	—	—	—	—	—	38,000	—	38,000

Net loss	—	—	—	—	—	—	—	(151,656)	(151,656)

Balance at January 31, 2014	1,491,743	$1,492	19,530,672	$19,531	$—	$36,000	$7,653,196	$(8,111,605)	$(401,386)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	January 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(151,656)	$(65,663)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	66,850	2,841
Stock based compensation	—	1,500
Stock issued for promissory note extension	40,300	6,500
Consulting expense paid in common stock	—	4,550
Interest expense paid in common stock	—	7,545
Changes in current assets and liabilities:
Accounts payable and accrued liablities	7,815	5,285
Accounts payable and accrued
liabilities, related party	6,376	8,603

Net cash used in operating activities	(30,315)	(28,839)

Cash flows from financing activities:
Proceeds from notes payable, related party	16,000	2,000
Proceeds from notes payable	26,000	22,500

Net cash provided by financing activities	42,000	24,500

Net change in cash	11,685	(4,339)

Cash, beginning of period	3,537	4,709

Cash, end of period	$15,222	$370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Stock issued for conversion of accrued interest	—	3,450
Beneficial Conversion Feature - Debt	38,000	14,500
Common shares issued out of stock payable	—	1,500

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $151,656 and $232,681 for the six-month period ended January 31, 2014 and year ended July 31, 2013, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of January 31, 2014, has an accumulated deficit of $8,111,605. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the six-month period ended January 31, 2014, and the year ended 2013, the Company issued convertible promissory notes in exchange for $42,000 and $49,550, respectively.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
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

(2)            Accounts payable related parties

At January 31, 2014, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)            Accrued compensation

At January 31, 2014, and 2013 accrued compensation totaled $0 and $410,625, respectively. During the 2013 fiscal year the CEO and former CFO forgave this liability in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.

(4)            Related party transactions

Accrued liabilities

During the six-month period ended January 31, 2014, accrued liabilities due from related parties totaled $11,099.  The increase of $6,376 represents accrued interest expense on notes payable to related parties during the period.

Notes payable

During the six-month period ending January 31, 2014, the Company had outstanding convertible promissory notes to related parties totaling $138,174 before adjustment for the beneficial conversion feature. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $70,000 convertible at $.04 per share and $64,000 convertible at $.01 per share per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $6,376 for the six-month period ended January 31, 2014.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
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

During December 2013, the Company issued two promissory notes to two related parties for a total of $16,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holders. Based on the initial valuation the Company has recorded a debt discount of $16,000, $5,392 of which was amortized in the period ended January 31, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended these notes to July 31, 2015.

In December 2013, the Company issued four promissory notes to four unrelated parties for a total of $8,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $8,000, $2,696 of which was amortized in the period ended January 31, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended these notes to July 31, 2015.

In December 2013, the Company issued one promissory note to one unrelated party for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $5,000, $879 of which was amortized in the period ended January 31, 2014.  The original maturity date on this note was June 30, 2014.  The holder has extended this note to July 31, 2015.

In December 2013, the Company issued one promissory note to one unrelated party for a total of $2,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $2,000, $343 of which was amortized in the period ended January 31, 2014.  The original maturity date on this note was June 30, 2014.  This note is currently in default.

In January 2014, the Company issued two promissory notes to two unrelated parties for a total of $4,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $4,000, $542 of which was amortized in the period ended January 31, 2014.  The original maturity date on these notes was June 30, 2014.  The holders have extended these notes to July 31, 2015.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

(6)            Shareholders' Deficit

Preferred stock

There were no issuances of Preferred Stock during the period ending January 31, 2014.

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

Stock Options and Warrants

There were no issues of Common Stock Options during the period ending January 31, 2014.  Common Stock Options for 600,000 shares, granted December 10, 2008, expired during the period ending January 31, 2014.

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2014, there were 3,733,328 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

Results of Operations

Three Months Ended January 31, 2014 and 2013.  Professional and consulting fees totaled $16,796 and $12,880 for the three-month periods ended January 31, 2014 and 2013, respectively.  Expenses in 2014 were higher due expenses related auditing to activities for restatement of prior period financial reporting.

Travel expenses totaled $601 and $0 during the three-month periods ended January 31, 2014 and 2013, respectively.  Travel has been limited.

No depreciation was recorded during the three-month periods ended January 31, 2014 and 2013, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $2,641 and $455 during the three-month periods ended January 31, 2014 and 2013, respectively.  Expenses in 2014 were higher due expenses related to fund raising efforts.

We recorded $43,801 and $8,844 in interest expense for the three-month periods ended January 31, 2014 and 2013, respectively.  The interest costs significantly increased for the 2014 period due to the increase in the Beneficial Conversion Feature amortization charge and assumption of additional debt.

Our net loss was $63,839 and $22,179 for three-month periods ended January 31, 2014 and 2013, respectively.

Six Months Ended January 31, 2014 and 2013.  Professional and consulting fees totaled $27,340 and $37,630 for the six-month periods ended January 31, 2014 and 2013, respectively.  Efforts to minimize expenses contributed to the improvement.

Travel expenses totaled $601 and $7,231 during the six-month periods ended January 31, 2014 and 2013, respectively.  Travel has been limited.

No depreciation was recorded during the six-month periods ended January 31, 2014 and 2013, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $3,107 and $2,836 during the six-month periods ended January 31, 2014 and 2013, respectively.

We recorded $120,607 and $17,966 in interest expense for the six-month periods ended January 31, 2014 and 2013, respectively.  The interest costs significantly increased for the 2014 period due to the increase in the Beneficial Conversion Feature amortization charge and assumption of additional debt.

Our net loss was $151,656 and $65,663 for six-month periods ended January 31, 2014 and 2013, respectively.

Liquidity and Capital

For the period ended January 31, 2014, $42,000 was provided by financing activities and $30,315 was used in operating activities.

We had a deficiency in working capital of $401,536 at January 31, 2014, as compared to $328,180 at July 31, 2013.  The increase was primarily as a result of the amortization of debt discount related to the accrued interest and beneficial conversion feature on convertible promissory notes.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional funding sufficient to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,111,605.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

During the fiscal quarter ended January 31, 2014, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Part II.                          OTHER INFORMATION

Item 1.                                        Legal Proceedings

None.

Item 1A.                                   Risk Factors

Not required of smaller reporting companies.

Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds

There were no issues of Common Stock during the quarter ending January 31, 2014.

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
______________________________________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: 18 March 2015	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 18 March 2015	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)