Form 10-Q
period 2014-04-30
WORLDWIDE STRATEGIES INC
filed 2015-04-02
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,672 on March 31, 2015

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2014

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Balance Sheets
(unaudited)

	April 30,	July 31,
	2014	2013

Assets
Current Assets:
Cash	$8,649	$3,537

Total current assets	8,649	3,537

Deposits	150	150

Total assets	$8,799	$3,687

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$83,022	$84,846
Accounts payable, related party	3,900	3,900
Accrued liabilities	37,584	26,503
Accrued liabilities, related party	14,553	4,723
Notes payable, related party, net of unamortized discount
of $2,740 and $45,822, respectively	70,434	11,445
Note payable, related party, in default	65,000	65,000
Note payable, net of unamortized discount of $5,126 and
$8,644, respectively	164,911	135,300

Total current liabilities	439,404	331,717

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,830,672 and 18,859,005 shares issued and outstanding respectively	19,831	18,860
Stock Payable	—	36,000
Additional paid-in capital	7,688,896	7,575,567
Accumulated deficit	(8,140,824)	(7,959,949)

Total shareholders' deficit	(430,605)	(328,030)

Total liabilities and shareholders' deficit	$8,799	$3,687

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Operations
(unaudited)

	Nine Months Ended		Three Months Ended
	April 30,		April 30,
	2014	2013	2014		2013

Sales	$—	$—	$—	$$	—
Cost of sales	—	—	—		—

	—	—	—		—

Operating expenses:
Professional and consulting fees	30,391	47,341	3,050		9,711
Travel	601	7,231	—		—
Other general and administrative expenses	4,073	3,330	966		495

Total operating expenses	35,065	57,902	4,016		10,206
Loss from operations	(35,065)	(57,902)	(4,016)		(10,206)

Other expense:
Interest expense	(145,810)	(62,376)	(25,203)		(44,410)

Loss before income taxes	(180,875)	(120,278)	(29,219)		(54,615)

Income tax provision	—	—	—		—

Net loss	$(180,875)	$(120,278)	$(29,219)		(54,615)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)		$(0.00)

Basic and diluted weighted average
common shares outstanding	19,557,290	17,938,398	19,702,582		18,447,130

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(unaudited)

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2012 (restated)	1,491,743	$1,492	16,870,234	$16,871	$—	$37,500	$6,896,455	$(7,727,268)	$(774,950)

Common stock issued in exchange for
interest, related party	—	—	1,453,771	1,454	—	(1,500)	42,528	—	42,482
Common stock issued in exchange for
CFO compensation	—	—	150,000	150	—	—	1,350	—	1,500
Common stock issued for consulting
services	—	—	385,000	385	—	—	4,165	—	4,550
Options issued in exchange for
board member services (Aug 2012)	—	—	—	—	—	—	5,000	—	5,000
Options issued in exchange for
CFO compensation (Aug 2012)	—	—	—	—	—	—	1,500	—	1,500
Options issued in exchange for
board member services (Jul 2013)	—	—	—	—	—	—	60,000	—	60,000
Options issued in exchange for
CFO compensation (Jul 2013)	—	—	—	—	—	—	18,000	—	18,000
Foregiveness Of Past Salary And
Expenses To CEO and Former CFO	—	—	—	—	—	—	474,019	—	474,019

Beneficial conversion feature	—	—	—	—	—	—	72,550	—	72,550

Net loss for the year ended July 31, 2013	—	—	—	—	—	—	—	(232,681)	(232,681)

Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest and note extension, related party	—	—	671,667	671	—	—	39,629	—	40,300
Common stock authorized for Feb 2012
but not issued until March 2014	—	—	300,000	300	—	(36,000)	35,700		—

Beneficial conversion feature	—	—	—	—	—	—	38,000	—	38,000

Net loss	—	—	—	—	—	—	—	(180,875)	(180,875)

Balance at April 30, 2014	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,688,896	$(8,140,824)	$(430,605)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(180,875)	$(120,278)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	84,599	9,931
Stock based compensation	—	1,500
Stock issued for promissory note extension	40,300	6,500
Consulting expense paid in common stock	—	4,550
Interest expense paid in common stock	—	24,981
Changes in current assets and liabilities:
Accounts payable and accrued liablities	9,258	21,256
Accounts payable and accrued
liabilities, related party	9,830	9,690

Net cash used in operating activities	(36,889)	(41,870)

Cash flows from financing activities:
Proceeds from notes payable, related party	16,000	2,500
Proceeds from notes payable	26,000	35,000

Net cash provided by financing activities	42,000	37,500

Net change in cash	5,111	(4,370)

Cash, beginning of period	3,537	4,709

Cash, end of period	$8,649	$339

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Stock issued for conversion of accrued interest	—	5,187
Beneficial Conversion Feature - Debt	38,000	15,000
Common shares issued out of stock payable	36,000	1,500

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $180,875 and $232,681 for the nine-month period ended April 30, 2014 and year ended July 31, 2013, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of April 30, 2014, has an accumulated deficit of $8,140,824. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the nine-month period ended April 30, 2014, and the year ended 2013, the Company issued convertible promissory notes in exchange for $42,000 and $49,550, respectively.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

(2)            Accounts payable related parties

At April 30, 2014, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)            Accrued compensation

At April 30, 2014, and 2013 accrued compensation totaled $0 and $410,625, respectively. During the 2013 fiscal year the CEO and former CFO forgave this liability in exchange for convertible promissory notes totaling $45,500 in value, including amounts related to Accrued Liabilities forgiven.  The difference was recorded to Paid In Capital on the balance sheet.

(4)            Related party transactions

Accrued liabilities

During the nine-month period ended April 30, 2014, accrued liabilities due from related parties totaled $14,553.  The increase of $9,830 represents accrued interest expense on notes payable to related parties during the period.

Notes payable

During the nine-month period ending April 30, 2014, the Company had outstanding convertible promissory notes to related parties totaling $138,174 before adjustment for the beneficial conversion feature. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $70,000 convertible at $.04 per share and $64,000 convertible at $.01 per share per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $9,830 for the nine-month period ended April 30, 2014.

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

In March 2014, the Company issued 300,000 shares of common stock to independent Directors as compensation for services provided.  These shares, approved August 2011, were previously recorded as stock payable.

(5)            Notes payable

During September 2013, the Company issued one promissory note to one unrelated party for a total of $3,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $3,000, all of which was amortized in the in the period ended April 30, 2014.  The original maturity date on this note was February 28, 2014.  The holder has extended the note to July 31, 2015.

During December 2013, the Company issued two promissory notes to two related parties for a total of $16,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holders. Based on the initial valuation the Company has recorded a debt discount of $16,000, $13,260 of which was amortized in the period ended April 30, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended these notes to July 31, 2015.

In December 2013, the Company issued four promissory notes to four unrelated parties for a total of $8,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $8,000, $6,630 of which was amortized in the period ended April 30, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended these notes to July 31, 2015.

In December 2013, the Company issued one promissory note to one unrelated party for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $5,000, $3,324 of which was amortized in the period ended April 30, 2014.  The original maturity date on this note was June 30, 2014.  The holder has extended this note to July 31, 2015.

In December 2013, the Company issued one promissory note to one unrelated party for a total of $2,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation the Company has recorded a debt discount of $2,000, $1,326 of which was amortized in the period ended April 30, 2014.  The original maturity date on this note was June 30, 2014.  This note is currently in default.

In January 2014, the Company issued two promissory notes to two unrelated parties for a total of $4,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation the Company has recorded a debt discount of $4,000, $2,594 of which was amortized in the period ended April 31, 2014.  The original maturity date on these notes was June 30, 2014.  The holders have extended these notes to July 31, 2015.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

(6)            Shareholders' Deficit

Preferred stock

There were no issuances of Preferred Stock during the period ending April 30, 2014.

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

In March 2014, the Company issued 300,000 shares of common stock to independent Directors as compensation for services provided.  These shares, approved August 2011, were previously recorded as stock payable.

Stock Options and Warrants

There were no issuances of Common Stock Options during the period ending April 30, 2014.  Common Stock Options for 600,000 shares, granted December 10, 2008, and Common Stock Options for 1,066,664 shares, granted June 22, 2007, expired during the nine-month period ending April 30, 2014.

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

In March 2015, the Company issued options to purchase 450,000 shares each of common stock to its President & CEO and VP Finance & CFO as compensation for services rendered.

In March 2015, the Company issued one convertible promissory note to an unrelated party in exchange for $12,500.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2014, there were 2,666,664 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

Results of Operations

Three Months Ended April 30, 2014 and 2013.  Professional and consulting fees totaled $3,050 and $9,711 for the three-month periods ended April 30, 2014 and 2013, respectively.  Expenses in 2014 were lower due to our focus on spending control.

No travel expenses were incurred during the three-month periods ended April 30, 2014 and 2013, respectively.  Travel has been limited.

No depreciation was recorded during the three-month periods ended April 30, 2014 and 2013, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $966 and $495 during the three-month periods ended April 30, 2014 and 2013, respectively.

Interest expense totaled $25,203 and $44,410 for the three-month periods ended April 30, 2014 and 2013, respectively.  The interest costs were significantly higher in the 2013 period due to extension and renewal charges on certain promissory notes payable.

Our net loss was $29,219 and $54,615 for three-month periods ended April 30, 2014 and 2013, respectively.

Nine Months Ended April 30, 2014 and 2013.  Professional and consulting fees totaled $30,391 and $47,341 for the nine-month periods ended April 30, 2014 and 2013, respectively.  Efforts to minimize expenses contributed to the improvement.

Travel expenses totaled $601 and $7,231 during the nine-month periods ended April 30, 2014 and 2013, respectively.  Travel has been limited.

No depreciation was recorded during the nine-month periods ended April 30, 2014 and 2013, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $4,073 and $3,330 during the nine-month periods ended April 30, 2014 and 2013, respectively.

We recorded $145,810 and $62,376 in interest expense for the nine-month periods ended April 30, 2014 and 2013, respectively.  The interest costs significantly increased for the 2014 period due to the increase in the Beneficial Conversion Feature amortization charge and assumption of additional debt.

Our net loss was $180,875 and $120,278 for nine-month periods ended April 30, 2014 and 2013, respectively.

Liquidity and Capital

For the period ended April 30, 2014, financing activities provided $42,000 and $36,888 was used in operating activities.

We had a deficiency in working capital of $430,756 at April 30, 2014, as compared to $328,180 at July 31, 2013.  The increase was primarily as a result of the amortization of debt discount related to the accrued interest and beneficial conversion feature on convertible promissory notes.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional funding sufficient to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,140,824.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

During the fiscal quarter ended April 30, 2014, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Part II.   OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.           Risk Factors

Not required of smaller reporting companies.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, the Company issued 300,000 shares of common stock to independent Directors as compensation for services provided.  These shares, approved August 2011, were previously recorded as stock payable.

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the directors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business.  A restrictive legend was placed on the certificates evidencing the securities issued.

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

_________________________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: 01 April 2015	By:
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 01 April 2015	By:
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)