Form 10-Q
period 2014-10-31
WORLDWIDE STRATEGIES INC
filed 2015-04-21
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,672 on April 01, 2015

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
OCTOBER 31, 2014

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Balance Sheets
(unaudited)

	October 31,	July 31,
	2014	2014

Assets
Current Assets:
Cash	$41,081	$2,139
Total current assets	41,081	2,139

Deposits	150	150
Total assets	$41,231	$2,289

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$85,164	$84,372
Accounts payable, related party	3,900	3,900
Accrued liabilities	46,933	42,902
Accrued liabilities, related party	21,563	18,041
Convertible notes payable, related party, net of unamortized discount
of $1,865 and $1,341, respectively	75,059	73,833
Convertible notes payable, related party, in default	65,000	65,000
Convertible notes payable, net of unamortized discount of $10,011 and
$1,341, respectively	196,026	164,696
Convertible notes payable, in default	2,000	2,000
Total current liabilities	495,645	454,744

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,830,673 and 19,830,672 shares issued and outstanding respectively	19,831	19,831
Additional paid-in capital	7,704,646	7,692,896
Accumulated deficit	(8,180,383)	(8,166,674)
Total shareholders' deficit	(454,414)	(452,455)
Total liabilities and shareholders' deficit	$41,231	$2,289

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	October 31,
	2014	2013

Sales	$—	$—
Cost of sales	—	—

	—	—

Operating expenses:
Professional and consulting fees	3,109	10,545
Other general and administrative expenses	491	466

Total operating expenses	3,600	11,011
Loss from operations	(3,600)	(11,011)

Other expense:
Interest expense	(10,109)	(76,806)

Loss before income taxes	(13,709)	(87,817)

Income tax provision	—	—

Net loss	$(13,709)	$(87,817)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	19,830,673	19,442,101

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(unaudited)

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest, related party	—	—	671,667	671	—	—	39,629	—	40,300
Common stock authorized for Feb 2012
but not issued until March 2014	—	—	300,000	300	—	(36,000)	35,700		—

Beneficial conversion feature	—	—	—	—	—	—	42,000	—	42,000

Net loss for the year ended July 31, 2014	—	—	—	—	—	—	—	(206,725)	(206,725)

Balance at July 31, 2014	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,692,896	$(8,166,674)	$(452,455)

Beneficial conversion feature	—	—	—	—	—	—	11,750	—	11,750

Net loss for the period ended Oct 31, 2014	—	—	—	—	—	—	—	(13,709)	(13,709)

Balance at October 21, 2014	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,704,646	$(8,180,383)	$(454,414)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(13,709)	$(87,817)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	2,556	30,053
Stock issued for promissory note extension	—	40,300
Changes in current assets and liabilities:
Accounts payable and accrued liablities	4,823	9,435
Accounts payable and accrued
liabilities, related party	3,522	3,055

Net cash used in operating activities	(2,808)	(4,974)

Cash flows from financing activities:
Proceeds from notes payable, related party	1,750	—
Proceeds from notes payable	40,000	3,000

Net cash provided by financing activities	41,750	3,000

Net change in cash	38,942	(1,974)

Cash, beginning of period	2,139	3,537

Cash, end of period	$41,081	$1,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Beneficial Conversion Feature - Debt	11,750	3,000

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

Interim financial data presented herein are unaudited.  The unaudited interim financial information presented herein has been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended July 31, 2014, included in its annual report on Form 10-K, and should be read in conjunction with the notes thereto.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $13,709, and $206,725 for the period ended October 31, 2014 and for the year ended July 31, 2014, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of October 31, 2014, has an accumulated deficit of $8,180,383. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the period ended October 31, 2014 and the year ended July 31, 2014, the Company issued convertible promissory notes in exchange for $41,750 and $46,000, respectively.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Significant Accounting Policies

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at October 31, 2014:
Description	Level 1	Level 2	Level 3	Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that requires a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The early adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

(2)  Accounts payable related parties

At October 31, 2014 and July 31, 2014, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

(3)  Related party transactions

Accrued liabilities

During the three-month period ended October 31, 2014 and the fiscal year ended July 31, 2014, accrued liabilities related parties totaled $21,563 and $18,041 respectively.  The increase of $3,522 represents accrued interest expense on notes payable to related parties during the period.

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

During November 2011, the Company issued two convertible promissory notes to related parties in exchange for $4,173 of principal and accrued interest on due promissory notes. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.07 per share upon the election of the holders, as did the notes being replaced. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,340, all of which was amortized in the fiscal year ending July 31, 2012.  The original maturity date on these notes was April 30, 2012.  The holders have extended both notes to July 31, 2015.

During April 2012, the Company issued a convertible promissory note to a related party in exchange for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $1,250, $831 of which was amortized in the fiscal year ended July 31, 2012 and the remaining $419 amortized in the fiscal year ending July 31, 2013.  The original maturity date on this note was September 30, 2012.  The holder has extended the note to July 31, 2015.

During December 2012, the Company issued two promissory notes to two related parties totaling $2,000. The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, all of which was amortized in the fiscal year ending July 31, 2013.  The original maturity date on these notes was June 30, 2013.  The holders have extended the notes to July 31, 2015.

During February 2013, the Company issued one promissory note to a related party for $500.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was related to company expenses paid.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $500, $427 of which was amortized in the fiscal year ended July 31, 2013 and the remaining $73 amortized in the fiscal year ending July 31, 2014.  The original maturity date on this note was August 31, 2013.  The holder has extended the note to July 31, 2015.

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

During July 2013, the Company issued one promissory note to a related party for $28,500.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was in exchange for accrued and owed salary of $241,875 and accrued and owed expense of $108,844.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $28,500, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was January 31, 2014.  The holder has extended the note to July 31, 2015.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

During July 2013, the Company issued one promissory note to a related party for $17,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  This note was in exchange for accrued and owed salary of $168,750 to the Company's former CFO.    Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $17,000, all of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on this note was January 31, 2014.  The holder has extended the note to July 31, 2015.

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

During December 2013, the Company issued two promissory notes to two related parties totaling $16,000. The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $16,000, all of which was amortized in the fiscal year ending July 31, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended the notes to July 31, 2015.

During June 2014, the Company issued one promissory note to a related party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014 and $1,011 amortized in the three-month period ended October 31, 2014.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

As of October 31, 2014 the Company had outstanding convertible promissory notes to related parties totaling $141,924. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $70,000 convertible at $.04 per share and $67,750 convertible at $.01 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $3,522 for the three-month period ended October 31, 2014.

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

There were no issuances of Common Stock during the three-month period ending October 31, 2014.

(4)  Notes payable

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

During April 2012, the Company issued convertible promissory notes to four unrelated parties in exchange for a total of $12,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.04 per share upon the election of the holder of each note.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $4,750, $3,158 of which was amortized in the fiscal year ended July 31, 2012 and $1,592 amortized in the fiscal year ended July 31, 2013.  The original maturity date on these notes was September 30, 2012.  The holders have extended the notes to July 31, 2015.

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

During January 2013, the Company issued three promissory notes to one unrelated party for a total of $12,500.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $12,500, all of which was amortized in the fiscal year ended July 31, 2013.  The original maturity date on these notes was July 31, 2013.  The holder has extended the notes to July 31, 2015.

During June 2013, the Company issued convertible promissory notes to three unrelated parties in exchange for a total of $8,500. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $8,500, $2,558 of which was amortized in the fiscal year ended July 31, 2013 and $5,942 amortized in the fiscal year ended July 31, 2014.  The original maturity date on these notes was November 30, 2013.  The holders have extended the notes to July 31, 2015.

During June 2013, the Company issued a convertible promissory note to an unrelated party valued at $3,550 as compensation for consulting services.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder.  Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $3,550, $848 of which was amortized in the fiscal year ended July 31, 2013 and $2,702 was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was December 31, 2013.  The holder has extended the note to July 31, 2015.

During September 2013, the Company issued one promissory note to one unrelated party for a total of $3,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

upon the election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $3,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was February 28, 2014.  The holder has extended the note to July 31, 2015.

During December 2013, the Company issued four promissory notes to four unrelated parties for a total of $8,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $8,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on these notes was May 31, 2014.  The holders have extended the notes to July 31, 2015.

During December 2013, the Company issued one promissory note to one unrelated party for a total of $5,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $5,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was June 30, 2014.  The holder has extended the note to July 31, 2015.

During December 2013, the Company issued one promissory note to one unrelated party for a total of $2,000.  The note bears interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on this note was June 30, 2014.  The holder has not extended the note and the note is in default.

During January 2014, the Company issued two promissory notes to two unrelated party for a total of $4,000.  The notes bear interest at 10% and the principal and accrued interest is convertible into common shares at $.01 per share upon the election of the holder of each note. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $4,000, all of which was amortized in the fiscal year ended July 31, 2014.  The original maturity date on the notes was June 30, 2014.  The holders have extended the notes to July 31, 2015.

During June 2014, the Company issued one promissory note to one unrelated party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014 and $1,011 amortized in the three-month period ended October 31, 2014.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

In October 2014, the Company issued a convertible promissory note to an unrelated party in exchange for $40,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $10,000, $319 of which was amortized in the three-month period ended October 31, 2014.  The original maturity date on this note is July 31, 2015.

(5)  Shareholders' Deficit

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

There were no issuances of Preferred Stock during the period ending October 31, 2014 and the year ending July 31, 2014.

Common stock

The Company is authorized to issue 33,333,333 shares of common stock.  Total shares outstanding at the three-month period ending October 31, 2014 and fiscal year ending July 31, 2014 were 19,830,672.

There were no issuances of Common Stock during the period ending October 31, 2014.

Stock Options and Warrants

Effective February 1, 2006, the Company adopted ASC 718 Stock Based Payment which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

In August 2012, the Company granted two officers and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $5,000.  This amount is reflected in the year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	0.00%
Volatility factor	273.47%
Weighted average expected life	7 years

In August 2012, the Company granted the VP Finance & CFO options to purchase an aggregate of 150,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 150,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $1,500.  This amount is reflected in the year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.45%
Dividend yield	0.00%
Volatility factor	271.79%
Weighted average expected life	7 years

In July 2013, the Company granted the CEO and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.12 per share on the grant date.  The Company valued the options at $.12 per share, or $60,000.  This amount is reflected in the year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.59%
Dividend yield	0.00%
Volatility factor	314.40%
Weighted average expected life	5 years

There were no issues of Common Stock Options or Warrants during the period ending October 31, 2014.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

(6)  Income Taxes

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

(7)  10-Q Subsequent Event

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $4,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $20,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $15,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

In January 2015, the Company issued one convertible promissory note to an unrelated party in exchange for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

In January 2015, the Company issued one convertible promissory note to an unrelated party in exchange for $30,000 of services.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.10 per share.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2014 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of October 31, 2014, there were 1,600,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

Results of Operations

Three Months Ended October 31, 2014 and 2013.  Professional and consulting fees totaled $3,109 and $10,545 for the three-month periods ended October 31, 2014 and 2013, respectively.  Expenses in 2014 were lower due to less activity.

No travel expenses were recorded during the three-month periods ended October 31, 2014 and 2013, respectively.  Travel has been limited.

No depreciation was recorded during the three-month periods ended October 31, 2014 and 2013, as all of our equipment is now fully depreciated and, therefore, we did not incur any depreciation expense for the current period.

Other general and administrative expenses totaled $491 and $466 during the three-month periods ended October 31, 2014 and 2013, respectively.

We recorded $10,109 and $76,806 in interest expense for the three-month periods ended October 31, 2014 and 2013, respectively.  The interest costs were significantly higher in the 2013 period due to the Beneficial Conversion Feature amortization charge and charges incurred for the renewal and extension of certain promissory notes.

Our net loss was $13,709 and $87,817 for three-month periods ended October 31, 2014 and 2013, respectively.

Liquidity and Capital

For the period ended October 31, 2014, $41,750 was provided by financing activities and $2,808 was used in operating activities.  In comparison, $3,000 was provided by financing activities and $4,974 was used in operating activities for the comparable 2013 period.

We had a deficiency in working capital of $454,564 at October 31, 2014, as compared to $452,605 at July 31, 2014.  The increase was primarily as a result of the amortization of debt discount related to the beneficial conversion feature on assorted convertible promissory notes.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional funding sufficient to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,180,383.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

During the fiscal quarter ended October 31, 2014, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Part II.OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

Not required of smaller reporting companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of Equity Securities during the period ending October 31, 2014.

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
__________________________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: 21 April 2015	By:	/s/ James R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 21 April 2015	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)