Form 10-Q
period 2015-01-31
WORLDWIDE STRATEGIES INC
filed 2015-05-01
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,672 on April 27, 2015

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
JANUARY 31, 2015

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Balance Sheets
(unaudited)

	January 31,	July 31,
	2015	2014

Assets
Current Assets:
Cash	$32,323	$2,139

Total current assets	32,323	2,139

Deposits	150	150

Total assets	$32,473	$2,289

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$67,846	$84,372
Accounts payable, related party	3,900	3,900
Accrued liabilities	52,306	42,902
Accrued liabilities, related party	25,111	18,041
Convertible notes payable, related party, net of unamortized discount
of $1,018 and 1,341, respectively	75,906	73,833
Convertible notes payable, related party, in default	65,000	65,000
Convertible notes payable, net of unamortized discount of $18,020 and
$1,341, respectively	260,193	164,696
Convertible notes payable, in default	2,000	2,000

Total current liabilities	552,262	454,744

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,530,672 shares issued and outstanding	19,831	19,831
Additional paid-in capital	7,726,391	7,692,896
Accumulated deficit	(8,267,503)	(8,166,674)

Total shareholders' deficit	(519,789)	(452,455)

Total liabilities and shareholders' deficit	$32,473	$2,289

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Operations
(unaudited)

	Six Months Ended		Three Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

	—	—	—	—

Operating expenses:
Professional and consulting fees	69,379	27,340	66,270	16,796
Travel	2,104	601	2,104	601
Other general and administrative expenses	1,551	3,107	1,060	2,641

Total operating expenses	73,034	31,049	69,435	20,038
Loss from operations	(73,034)	(31,049)	(69,435)	(20,038)

Other expense:
Interest expense	(27,795)	(120,607)	(17,685)	(43,801)

Loss before income taxes	(100,829)	(151,656)	(87,120)	(63,839)

Income tax provision	—	—	—	—

Net loss	$(100,829)	$(151,656)	$(87,120)	$(63,839)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	19,830,672	19,486,628	19,830,672	19,530,672

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(unaudited)

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest, related party	—	—	671,667	671	—	—	39,629	—	40,300
Common stock authorized for Feb 2012
but not issued until March 2014	—	—	300,000	300	—	(36,000)	35,700		—

Beneficial conversion feature	—	—	—	—	—	—	42,000	—	42,000

Net loss for the year ended July 31, 2014	—	—	—	—	—	—	—	(206,725)	(206,725)

Balance at July 31, 2014	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,692,896	$(8,166,674)	$(452,455)

Options issued in exchange for
Professional Services	—	—	—	—	—	—	4,995		4,995

Beneficial conversion feature	—	—	—	—	—	—	28,500	—	28,500

Net loss for the period ended Jan 31, 2015	—	—	—	—	—	—	—	(100,829)	(100,829)

Balance at January 31, 2015	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,726,391	$(8,267,503)	$(519,789)

See accompanying notes to consolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(100,829)	$(151,656)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	11,320	66,850
Stock issued for promissory note extension	—	40,300
Consulting expense paid with options	4,995	—
Changes in current assets and liabilities:
Accounts payable and accrued liablities	22,878	7,815
Accounts payable and accrued
liabilities, related party	7,070	6,376

Net cash used in operating activities	(54,566)	(30,315)

Cash flows from financing activities:
Proceeds from notes payable, related party	1,750	18,000
Proceeds from notes payable	83,000	28,000
Payment of notes payable	—	(4,000)

Net cash provided by financing activities	84,750	42,000

Net change in cash	30,184	11,685

Cash, beginning of period	2,139	3,537

Cash, end of period	$32,323	$15,222

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Conversion of accounts payable to note payable	$30,000	$—
Beneficial Conversion Feature - Debt	28,500	38,000

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $100,829, and $206,725 for the six-month period ended January 31, 2015 and for the year ended July 31, 2014, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of January 31, 2015, has an accumulated deficit of $8,267,503. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the six-month period ended January 31, 2015 and the year ended July 31, 2014, the Company issued convertible promissory notes in exchange for $84,750 and $46,000, respectively.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2015 there were 1,700,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at January 31, 2015:
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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

(2)     Accounts payable related parties

At January 31, 2015 and July 31, 2014, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

 (3)     Related party transactions

Accrued liabilities

During the six-month period ended January 31, 2015 and the fiscal year ended July 31, 2014, accrued liabilities related parties totaled $25,111 and $18,041 respectively.  The increase of $7,070 represents accrued interest expense on notes payable to related parties during the period.

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

During June 2014, the Company issued one promissory note to a related party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014 and the remainder amortized in the six-month period ending January 31, 2015.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

In September 2014, the Company issued two convertible promissory notes to two related parties in exchange for $1,750.  The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holders. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $1,750, $732 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on these notes is July 31, 2015.

As of January 31, 2015, the Company had outstanding convertible promissory notes to related parties totaling $141,924. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $70,000 convertible at $.04 per share and $67,750 convertible at $.01 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $7,070 for the six-month period ended January 31, 2015.

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

There were no issuances of Common Stock during the six-month period ending January 31, 2015.

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

During June 2014, the Company issued one promissory note to one unrelated party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014 and the remainder amortized in the six-month period ending January 31, 2015.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

In October 2014, the Company issued a convertible promissory note to an unrelated party in exchange for $40,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $10,000, $3,581 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on this note is July 31, 2015.

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for services valued at $4,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $4,000, $1,103 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on this note is July 31, 2015.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $20,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $5,000, $1,465 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on this note is July 31, 2015.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for services value at $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $620 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on this note is July 31, 2015.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $15,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $3,750, $1,250 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on this note is July 31, 2015.

In January 2015, the Company issued one convertible promissory note to an unrelated party in exchange services valued at $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $711 of which was amortized in the six-month period ended January 31, 2015.  The original maturity date on this note is July 31, 2015.

In January 2015, the Company issued one convertible promissory note to an unrelated party in exchange for services valued at $30,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.10 per share upon election of the holder. The original maturity date on this note is July 31, 2015.

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

There were no issuances of Preferred Stock during the six-month period ending January 31, 2015 and the year ending July 31, 2014.

Common stock

The Company is authorized to issue 33,333,333 shares of common stock.  Total shares outstanding at the six-month period ending January 31, 2015 and fiscal year ending July 31, 2014 were 19,830,672.

There were no issuances of Common Stock during the six-month period ending January 31, 2015.

Stock Options and Warrants

Effective February 1, 2006, the Company adopted ASC 718 Stock Based Payment which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

In January 2015, the Company granted an unrelated party options to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for services rendered.  All 100,000 options were fully vested on the grant date.  The quoted market price of the stock was $.05 per share on the grant date.  The Company valued the options at $4,995.  This amount is reflected in the accompanying financial statements as professional fees.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18%
Dividend yield	0.00%
Volatility factor	611.62%
Weighted average expected life	5 years

(6)    Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method.  FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of January 31, 2015, there were 1,700,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

Results of Operations

Three Months Ended January 31, 2015 and 2014.  Professional and consulting fees totaled $66,270 and $16,796 for the three-month periods ended January 31, 2015 and 2014, respectively.  Expenses in 2015 were significantly higher due to expenses related to bring the Company's tax and SEC filings current.

Travel expenses totaled $2,104 and $601 were recorded during the three-month periods ended January 31, 2015 and 2014, respectively.  Travel has been limited.

Other general and administrative expenses totaled $1,060 and $2,641 during the three-month periods ended January 31, 2015 and 2014, respectively.

We recorded interest expense of $17,685 and $43,801 for the three-month periods ended January 31, 2015 and 2014, respectively.  The interest costs were significantly higher in the 2014 period due to the Beneficial Conversion Feature amortization charge.

Our net loss was $87,120 and $63,839 for three-month periods ended January 31, 2015 and 2014, respectively.

Six Months Ended January 31, 2015 and 2014.  Professional and consulting fees totaled $69,379 and $27,340 for the six-month periods ended January 31, 2015 and 2014, respectively.  Expenses in 2015 were significantly higher due to spending to bring the Company's tax and SEC filings current.

Travel expenses totaled $2,104 and $601 were recorded during the six-month periods ended January 31, 2015 and 2014, respectively.  Travel has been limited.

Other general and administrative expenses totaled $1,551 and $3,107 during the six-month periods ended January 31, 2015 and 2014, respectively.

We recorded interest expense of $27,795 and $120,607 for the six-month periods ended January 31, 2015 and 2014, respectively.  The interest costs were significantly higher in the 2014 period due to the Beneficial Conversion Feature amortization charge and charges incurred for the renewal and extension of certain promissory notes.

Our net loss was $100,829 and $151,656 for six-month periods ended January 31, 2015 and 2014, respectively.

Liquidity and Capital

For the six-month period ended January 31, 2015, $84,750 was provided by financing activities and $54,566 used in operating activities.   In comparison, $42,000 was provided by financing activities and $30,315 used in operating activity for the comparable prior year period.

We had a deficiency in working capital of $519,939 at January 31, 2015, as compared to $452,605 at July 31, 2014.  The increase was primarily as a result of the amortization of debt discount related to the beneficial conversion feature on assorted convertible promissory notes and accrued liabilities related to promissory note interest.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional funding sufficient to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,267,503.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.

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

During the fiscal quarter ended January 31, 2015, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

Not required of smaller reporting companies.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of Equity Securities during the period ending January 31, 2015.

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

WORLDWIDE STRATEGIES INCORPORATED

Date: 1 May 2015	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 1 May 2015	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)