Form 10-Q
period 2015-04-30
WORLDWIDE STRATEGIES INC
filed 2015-06-08
CIK 1342792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,830,672 on May 18, 2015

WORLDWIDE STRATEGIES INCORPORATED

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
APRIL 30, 2015

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Balance Sheets
(unaudited)

	April 30,	July 31,
	2015	2014

Assets
Current Assets:
Cash	$5,809	$2,139

Total current assets	5,809	2,139

Deposits	150	150

Total assets	$5,959	$2,289

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts and notes payable:
Accounts payable	$73,089	$84,372
Accounts payable, related party	3,900	3,900
Accrued liabilities	68,816	42,902
Accrued liabilities, related party	28,659	18,041
Convertible notes payable, related party, net of unamortized discount
of $517 and 1,018, respectively	76,407	73,833
Convertible notes payable, related party, in default	65,000	65,000
Convertible notes payable, net of unamortized discount
of $11,812 and $1,341, respectively	279,725	164,696
Convertible notes payable, in default	2,000	2,000

Total current liabilities	597,596	454,744

Shareholders' deficit:
Preferred stock, $.001 par value; 25,000,000 shares authorized,
1,491,743 shares issued and outstanding	1,492	1,492
Common stock, $.001 par value, 33,333,333 shares authorized
19,830,672 shares issued and outstanding	19,831	19,831
Additional paid-in capital	7,774,448	7,692,896
Accumulated deficit	(8,387,408)	(8,166,674)

Total shareholders' deficit	(591,637)	(452,455)

Total liabilities and shareholders' deficit	$5,959	$2,289

See accompanying notes to conolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Operations
(unaudited)

	Nine Months Ended		Three Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

	—	—	—	—

Operating expenses:
Professional and consulting fees	146,115	30,391	76,736	3,050
Travel	3,251	601	1,147	—
Insurance	9,600	—	9,600	—
Other general and administrative expenses	13,014	4,073	11,463	966
Total operating expenses	171,980	35,065	98,946	4,016
Loss from operations	(171,980)	(35,065)	(98,946)	(4,016)

Other expense:
Interest expense	(48,754)	(145,810)	(20,959)	(25,203)

Loss before income taxes	(220,734)	(180,875)	(119,905)	(29,219)

Income tax provision	—	—	—	—

Net loss	$(220,734)	$(180,875)	$(119,905)	$(29,219)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	19,830,672	19,557,290	19,830,672	19,702,582

See accompanying notes to conolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statement of Changes in Shareholders' Deficit
(unaudited)

					Common
					Stock		Additional
	Preferred Stock		Common Stock		Subscriptions	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Payable	Capital	Deficit	Total
Balance at July 31, 2013	1,491,743	$1,492	18,859,005	$18,860	$—	$36,000	$7,575,567	$(7,959,949)	$(328,030)

Common stock issued in exchange for
interest, related party	—	—	671,667	671	—	—	39,629	—	40,300
Common stock authorized for Feb 2012
but not issued until March 2014	—	—	300,000	300	—	(36,000)	35,700		—

Beneficial conversion feature	—	—	—	—	—	—	42,000	—	42,000

Net loss for the year ended July 31, 2014	—	—	—	—	—	—	—	(206,725)	(206,725)

Balance at July 31, 2014	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,692,896	$(8,166,674)	$(452,455)

Options issued in exchange for
executive compensation	—	—	—	—	—	—	44,902	—	44,902
Options issued in exchange for
Professional Services	—	—	—	—	—	—	4,995		4,995

Beneficial conversion feature	—	—	—	—	—	—	31,655	—	31,655

Net loss for the period ended Apr 30, 2015	—	—	—	—	—	—	—	(220,734)	(220,734)

Balance at April 30, 2015	1,491,743	$1,492	19,830,672	$19,831	$—	$—	$7,774,448	$(8,387,408)	$(591,637)

See accompanying notes to conolidated condensed financial statements

WORLDWIDE STRATEGIES INCORPORATED
Consolidated Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(220,734)	$(180,875)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	22,009	84,599
Executive compensation paid with options	44,902	—
Stock issued for promissory note extension	—	40,300
Consulting expense paid with options	4,995	—
Changes in current assets and liabilities:
Accounts payable and accrued liablities	44,630	9,258
Accounts payable and accrued
liabilities, related party	10,618	9,830

Net cash used in operating activities	(93,580)	(36,888)

Cash flows from financing activities:
Proceeds from notes payable, related party	1,750	18,000
Proceeds from notes payable	95,500	28,000
Payment of notes payable	—	(4,000)
Payment of notes payable, related party	—	—

Net cash provided by financing activities	97,250	42,000

Net change in cash	3,670	5,112

Cash, beginning of period	2,139	3,537

Cash, end of period	$5,809	$8,649

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing/financing activities
Conversion of accounts payable to note payable	$30,000	$—
Beneficial Conversion Feature - Debt	$31,655	$38,000
Common shares issued out of stock payable	—	36,000

See accompanying notes to conolidated condensed financial statements

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company experienced net losses of $220,734, and $206,725 for the nine-month period ended April 30, 2015 and for the year ended July 31, 2014, respectively.  In addition, the Company has incurred liabilities in excess of assets over the past year and, as of April 30, 2015, has an accumulated deficit of $8,387,408. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Historically, management has been able to raise additional capital. During the nine-month period ended April 30, 2015 and the year ended July 31, 2014, the Company issued convertible promissory notes in exchange for $97,250 and $46,000, respectively.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2015 there were 2,600,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at April 30, 2015:
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

(2)            Accounts payable related parties

At April 30, 2015 and July 31, 2014, the Company was indebted to an officer for expenses incurred on behalf of the Company totaling $3,900.

 (3)            Related party transactions

Accrued liabilities

During the nine-month period ended April 30, 2015 and the fiscal year ended July 31, 2014, accrued liabilities related parties totaled $28,659 and $18,041 respectively.  The increase of $10,618 represents accrued interest expense on notes payable to related parties during the period.

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

During June 2014, the Company issued one promissory note to a related party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014 and the remainder amortized in the nine-month period ending April 30, 2015.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

In September 2014, the Company issued two convertible promissory notes to two related parties in exchange for $1,750.  The notes bear interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holders. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $1,750, $1,233 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on these notes is July 31, 2015.

As of April 30, 2015, the Company had outstanding convertible promissory notes to related parties totaling $141,924. The notes bear interest at 10% and the principal and accrued interest is convertible into common shares, with $4,173 convertible at $.07 per share, $70,000 convertible at $.04 per share and $67,750 convertible at $.01 per share upon the election of the holder. Interest expense for these notes was accrued in the amount of $10,618 for the nine-month period ended April 30, 2015.

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

There were no issuances of Common Stock during the nine-month period ending April 30, 2015.

(4)            Notes payable

During November 2009, the Company issued a convertible promissory note to an unrelated third party in exchange for $25,000. The note bears interest at 8% and the principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.  The original maturity date on this note was May 31, 2010.  The holder has extended the note to July 31, 2015.

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

During June 2014, the Company issued one promissory note to one unrelated party for $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $659 of which was amortized in the fiscal year ended July 31, 2014 and the remainder amortized in the nine-month period ending April 30, 2015.  The original maturity date on this note was November 30, 2014.  The holder has extended the note to July 31, 2015.

In October 2014, the Company issued a convertible promissory note to an unrelated party in exchange for $40,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $10,000, $6,737 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for services valued at $4,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $4,000, $2,647 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

In November 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $20,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $5,000, $3,203 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for services value at $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $1,240 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

In December 2014, the Company issued one convertible promissory note to an unrelated party in exchange for $15,000.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $3,750, $2,171 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

In January 2015, the Company issued one convertible promissory note to an unrelated party in exchange services valued at $2,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $2,000, $1,128 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

In January 2015, the Company issued one convertible promissory note to an unrelated party in exchange for services valued at $30,000.  The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.10 per share upon election of the holder. The original maturity date on this note is July 31, 2015.

In March 2015, the Company issued one convertible promissory note to an unrelated party in exchange for $12,500.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 share upon election of the holder. Based on the initial valuation of the beneficial conversion feature the Company has recorded a debt discount of $3,156, $923 of which was amortized in the nine-month period ended April 30, 2015.  The original maturity date on this note is July 31, 2015.

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
There were no issuances of Preferred Stock during the nine-month period ending April 30, 2015 and the year ending July 31, 2014.

Common stock

The Company is authorized to issue 33,333,333 shares of common stock.  Total shares outstanding at the nine-month period ending April 30, 2015 and fiscal year ending July 31, 2014 were 19,830,672.

There were no issuances of Common Stock during the nine-month period ending April 30, 2015.

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options and Warrants

Effective February 1, 2006, the Company adopted ASC 718 Stock Based Payment which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

In August 2012, the Company granted the CEO and four directors options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.01 per share, in exchange for unpaid services expenses.  All 500,000 options were fully vested on the grant date.  The quoted market price of the stock was $.01 per share on the grant date.  The Company valued the options at $.01 per share, or $5,000.  This amount is reflected in the year ended July 31, 2013 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

WORLDWIDE STRATEGIES INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

In February 2015, the Company granted the CEO and VP Finance & CFO options to purchase an aggregate of 900,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.  All 900,000 options were fully vested on the grant date.  The quoted market price of the stock was $.05 per share on the grant date.  The Company valued the options at $44,902.  This amount is reflected in the nine-months ended April 30, 2015 financial statements as stock based compensation.   The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.56%
Dividend yield	0.00%
Volatility factor	386.99%
Weighted average expected life	5 years

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

(7)            10-Q Subsequent Event

In May 2015, the Company issued one convertible promissory note to an unrelated party in exchange for $15,025.12.  The note bears interest at 8% and the principal and accrued interest are convertible into common shares at $.04 per share.

In May 2015, the Company issued one convertible promissory note to an unrelated party in exchange for services valued at $9,000. The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.10 per share.

In May 2015, the Company issued one convertible promissory note to an unrelated party in exchange for services valued at $2,250. The note bears interest at 10% and the principal and accrued interest are convertible into common shares at $.01 per share.

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

Plan of Operations

As of the date hereof, we do not have any plans for business operations, merger or acquisition, other than the proposed business combination transaction with Euzkadi.  While efforts continue, we have been unable to consummate this transaction since the stock exchange agreement entered into on December 14, 2012.  We cannot assure you that this transaction will be completed.

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

Loss per common share.  We report net loss per share using a dual presentation of basic and diluted loss per share.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of April 30, 2015, there were 2,600,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.

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

Results of Operations

Three Months Ended April 30, 2015 and 2014.  Professional and consulting fees totaled $76,736 and $3,050 for the three-month periods ended April 30, 2015 and 2014, respectively.  Expenses in 2015 were significantly higher due to expenses related to bring the Company's tax and SEC filings current, $4,500 of executive support paid to the Company's and stock based compensation totaling $44,902.  The Company granted the CEO and VP Finance & CFO options to purchase an aggregate of 900,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.

Travel expenses totaled $1,147 and $-0- for the three-month periods ended April 30, 2015 and 2014, respectively.  Travel activity has increased in 2015 in support of business needs and activity.

Insurance expenses totaled $9,600 and $-0- for the three-month periods ended April 30, 2015 and 2014, respectively.  The Company secured a Directors & Officers liability policy in 2015.

Other general and administrative expenses totaled $11,463 and $966 during the three-month periods ended April 30, 2015 and 2014, respectively.  The increase in 2015 is related to notification of an IRS penalty due to late filing of the 2010 tax return.  This penalty has been contested.

We recorded interest expense of $20,959 and $25,203 for the three-month periods ended April 30, 2015 and 2014, respectively.  These charges include both interest expense as well as the Beneficial Conversion Feature amortization charge.

Our net loss was $119,905 and $29,219 for three-month periods ended April 30, 2015 and 2014, respectively.

Nine Months Ended April 30, 2015 and 2014.  Professional and consulting fees totaled $146,115 and $30,391 for the nine-month periods ended April 30, 2015 and 2014, respectively.  Expenses in 2015 were significantly higher due to spending to bring the Company's tax and SEC filings current and stock based compensation totaling $44,902.  The Company granted the CEO and VP Finance & CFO options to purchase an aggregate of 900,000 shares of the Company's common stock at an exercise price of $.05 per share, in exchange for unpaid services expenses.

Travel expenses totaled $3,251 and $601 were recorded during the nine-month periods ended April 30, 2015 and 2014, respectively.  Travel activity has increased in 2015 in support of business needs and activity.

Insurance expenses totaled $9,600 and $-0- for the nine-month periods ended April 30, 2015 and 2014, respectively.  The Company secured a Directors & Officers liability policy in 2015.

Other general and administrative expenses totaled $13,014 and $4,073 during the nine-month periods ended April 30, 2015 and 2014, respectively.  The increase in 2015 is related to notification of an IRS penalty due to late filing of the 2010 tax return.  This penalty has been contested.

We recorded interest expense of $48,754 and $145,810 for the nine-month periods ended April 30, 2015 and 2014, respectively.  The interest costs were significantly higher in the 2014 period due to the Beneficial Conversion Feature amortization charge and charges incurred for the renewal and extension of certain promissory notes.

Our net loss was $220,734 and $180,875 for nine-month periods ended April 30, 2015 and 2014, respectively.

Liquidity and Capital

For the nine-month period ended April 30, 2015, $97,250 was provided by financing activities and $93,580 used in operating activities.   In comparison, $42,000 was provided by financing activities and $36,888 used in operating activity for the comparable prior year period.

We had a deficiency in working capital of $591,787 at April 30, 2015, as compared to $452,605 at July 31, 2014.  The increase was primarily as a result of the amortization of debt discount related to the beneficial conversion feature on assorted convertible promissory notes, accrued liabilities related to promissory note interest and expenses related to bring the Company's tax and SEC filings current.

Going Concern

Our significant operating losses raise substantial doubt about our ability to continue as a going concern.  Historically, we have been able to raise additional funding sufficient to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $8,387,408.  Based upon current operating levels, we will be required to obtain additional capital or reconfigure our operations in order to sustain our operations through July 31, 2015.
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

During the fiscal quarter ended April 30, 2015, there were no other changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Part II.                          OTHER INFORMATION

Item 1.                                        Legal Proceedings

None.

Item 1A.                          Risk Factors

Not required of smaller reporting companies.

Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of Equity Securities during the period ending April 30, 2015.

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
______________________________________________________________
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

WORLDWIDE STRATEGIES INCORPORATED

Date: 8 June 2015	By:	/s/ James P.R. Samuels
James P.R. Samuels
Chief Executive Officer
(Principal Executive Officer)

Date: 8 June 2015	By:	/s/ Thomas E. McCabe
Thomas E. McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)