Form 10-Q
period 2021-10-31
WORLDWIDE STRATEGIES INC
filed 2021-12-14
CIK 1342792

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52362

WORLDWIDE STRATEGIES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	41-0946897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1961 NW 150 AVENUE, SUITE 205 PEMBROKE PINES, FL	33028
(Address of principal executive offices)	(Zip code)

1 844 500 9974
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.001 par value	WWSG	OTC

As of December 10, 2021, there were 19,830,679 shares of the registrant’s common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Worldwide Strategies, Inc.

Worldwide Strategies, Inc.

Condensed Balance Sheets

October 31, 2021 and July 31, 2021

	October 31, 2021 (Unaudited)	July 31, 2021 (Audited)
Assets
Current Assets:
Cash	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$42,967	$42,967
Accrued liabilities	388,129	375,504
Convertible notes payable, in default	452,406	452,406
Convertible notes payable, related party - in default	40,000	40,000
Total current liabilities	923,502	910,877

Long term notes payable - related party	28,058	14,577

Total Liabilities	951,560	925,454

Stockholders' deficit:
Preferred Stock; $.001 par value; 25,000,000 shares authorized	–	–
Series A, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, 270,000 shares issued and outstanding	270	270
Common stock, $.001 par value, 975,000,000 shares authorized 19,830,679 shares issued and outstanding, respectively	19,831	19,831
Additional paid-in capital	14,497,273	14,497,273
Accumulated deficit	(15,473,934)	(15,447,828)
Total Stockholders' Deficit	(951,560)	(925,454)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

Condensed Statements of Operations

For the three months ended October 31, 2021 and 2020

(Unaudited)

	Three Months Ended October 31,
	2021	2020
Operating expenses:
Other general and administrative expenses	$13,885	$300
Total operating expenses	13,885	300
Loss from operations	(13,885)	(300)
Other expense:
Interest expense	(12,221)	(11,900)
Loss before income taxes	(26,106)	(12,200)
Income tax provision	–	–
Net loss	$(26,106)	$(12,200)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	19,830,679	19,830,679

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended October 31, 2021 and 2020

(Unaudited)

	Preferred Stock				Common Stock
	Series A		Series B				Additional
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total

Balance July 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,070,055)	$(863,277)
Net Loss	–	–	–	–	–	–	–	(12,200)	(12,200)
Balance October 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,082,255)	$(875,477)

	Preferred Stock				Common Stock
	Series A		Series B				Additional
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance at July 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)
Net Loss	–	–	–	–	–	–	–	(26,106)	(26,106)
Balance October 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,473,934)	$(951,560)

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

Condensed Statements of Cash Flows

For the three months ended October 31, 2021 and 2020

	Three Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,106)	$(12,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	–	–
Accrued liabilities	12,625	11,900
Net cash used in operating activities	(13,481)	(300)

Cash flows from financing activities:
Related party loans	13,481	300
Net cash provided by financing activities	13,481	300
Net increase in cash	–	–

Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for taxes	$–	$–

Cash paid for interest	$–	$–

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 and 2020

(Unaudited)

Note 1 – Organization and Basis of Presentation,

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

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three months ended October 31, 2021 and 2020. Excluded from the weighted average common shares outstanding amount is convertible preferred stock equivalent to 301,250,000 and convertible debt equivalent to 45,393,500 common shares as the effect of these on the computation of net loss per share would have been anti-dilutive.

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

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at October 31, 2021 and July 31, 2021:

	Fair Value Measurements at October 31, 2021
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

Note 3- Going Concern

For the three months ended October 31, 2021 and 2020 we incurred net losses of approximately $26,000 and $12,000 respectively. As of October 31, 2021, we had no cash on hand and current liabilities of $0.9 million. As of July 31, 2021, we had no cash on hand and current liabilities of $0.9 million. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Related party transactions

The Company’s CFO has provided office space at no cost to the Company. Our CEO and CFO incurred expenses on behalf of the Company amounting to approximately $14,000 during the three months ending October 31, 2021. As of October 31, 2021 total amounts due to our CEO and CFO are approximately $28,000. These amounts are due on December 31, 2022 and bear interest at eight percent per annum. These amounts are included within long term notes payable - related party on the accompanying condensed balance sheet.

As of October 31, 2021 and July 31, 2021, the Company had a convertible promissory note in the principal outstanding balance of $40,000, payable to a shareholder. Such note bears interest at nine percent per annum with a maturity date of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share. This amount is included within convertible notes payable - related party on the accompanying condensed balance sheet.

Note 5 – Convertible Notes Payable

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $160,750 as of October 31, 2021 and July 31, 2021, respectively. Interest on these notes range from nine to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $157,945 as of October 31, 2021 and July 31, 2021, respectively. Interest on these notes range from eight to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.04 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $50,000 as of October 31, 2021 and July 31, 2021, respectively. Interest on these notes are 8% per annum and such notes had maturity date of March 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $44,711 as of October 31, 2021 and July 31, 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.07 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $39,000 as of October 31, 2021 and July 31, 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.10 per share.

Accrued interest on such notes total $388,129 and $375,504 as of October 31, 2021 and July 31, 2021, respectively and are included within accrued liabilities on the accompanying balance sheet. Based on the maturity dates of the promissory notes, all promissory notes are in default.

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

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of Convertible Series A Preferred Stock at a par value of $0.001. Each share of Series A Preferred Stock is convertible into 6.25 shares of common stock at the election of the holder. Each Series A share is entitled to 6.25 votes in any vote of the common stock holders. Series A shares are redeemable by the Company at $.50 per share with 15 days written notice. Series A shares are entitled to a 5% dividend preference and a participation interest in the remaining 95% dividend.

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of Convertible Series B Preferred Stock at a par value of $0.001. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at the election of the holder.

Common stock

As of October 31, 2021 and July 31, 2021, the Company was authorized to issue 975,000,000 shares of common stock respectively. Total shares outstanding at October 31, 2021 and July 31, 2021 were 19,830,679, respectively.

Note 7 - Income taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. As of October 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at October 31, 2021 and July 31, 2021. The Company had no uncertain tax positions as of October 31, 2021 and July 31, 2021.

Note 8 – Acquisition

On May 29, 2021, the Company entered into a binding letter of intent (the “LOI”) with Fitwell Limited a company organized under the laws of the United Kingdom (“Fitwell”) to acquire Fitwell and its fitness and nutrition app, that same letter of intent expired, pursuant to the terms therein on July 29, 2021.

Subsequent thereto, on September 24, 2021, the Company entered into a contingent Stock Purchase Agreement (the “Agreement”) with Fitwell pursuant to which we have agreed to acquire one hundred percent of issued and outstanding shares of Fitwell for a purchase price of $1,000,000 payable in cash and our common stock. Worldwide Strategies will pay an aggregate cash purchase price of $500,000 and will issue shares of the Registrant’s common stock valued at $500,000 with the price per share being the price that we price our shares for sale in our planned Regulation A+ offering (“the Offering”), notwithstanding, the price of the offering, the price per share of the shares to be issued to Fitwell shall not exceed a per share price of $0.40. The acquisition is contingent on our conducting a Regulation A+ offering, wherein we raise a minimum of $2,000,000 (the “Offering”).

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Registration Statement on Form 10-K for the year ended July 31, 2021 filed by the Company with the Securities and Exchange Commission (the “SEC”) on October 29, 2021.

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report and you are urged to consider all such risks and uncertainties. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved.

General Overview

Results of operations

Three months ended October 31, 2021 compared to the three months ended October 31, 2020

Net Loss

For the three months ended October 31, 2021 and 2020 we incurred net losses of approximately $26,000 and $12,000 respectively.

Revenue

For the three months ended October 31, 2021 and 2020, we generated no revenue.

Expenses

For the three months ended October 31, 2021 we incurred expenses of approximately $26,000 of which approximately $14,000 was primarily related to professional fees and $12,000 was primarily related to interest expense.

For the three months ended October 31, 2020 we incurred expenses of approximately $12,000 which was primarily related to professional fees.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the three months ended October 31, 2021 and 2020 we incurred net losses of approximately $26,000 and $12,000 respectively. As of October 31, 2021 we had no cash on hand and current liabilities of $0.9 million. As of July 21, 2021, we had no cash on hand and current liabilities of $0.9 million.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the three months ended October 31, 2021.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.		Description
2.1		Notice of Entry of Order Appointing, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated May 7, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
2.2		Notice of Entry of Order Discharging, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated October 16, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.1		Amended and Restated Articles of Incorporation (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.2		Amended Bylaws (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.3		Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (Filed as an exhibit to the Form 8-K dated July 31, 2007, filed August 6, 2007). **
3.4		Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (Filed as an exhibit to Form 8-K dated December 8, 2008, filed December 10, 2008). **
3.5		Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (Filed as an exhibit to the Form 8-K dated December 15, 2008, filed December 17, 2008). **
3.6		Certificate of Reinstatement dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.7		Certificate of Designation dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.8		Certificate of Amendment by Custodian filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.9		Certificate of Amendment Filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.11		Certificate of Amendment to the Articles of Incorporation Filed May 26, 2021 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
10		Intellectual Property License Agreement Between Worldwide Strategies Incorporated and Dr. Sandra Kaufmann (Filed as an exhibit to Form 10-12G on June 21, 2021) **
10.1		2005 Stock Plan (Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005). **
24.1		Power of Attorney
31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES, INC.

Date: December 14, 2021	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2021	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

