Form 10-Q/A
period 2021-10-31
WORLDWIDE STRATEGIES INC
filed 2021-12-16
CIK 1342792

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On December 14, 2021, Worldwide Strategies Inc (the “Company”) filed its Form 10-Q for the period ended October 31, 2021. This Amendment is being filed solely to correct that the Company is not a Shell Company.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

2

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

WORLDWIDE STRATEGIES, INC.

Date: December 16, 2021	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2021	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

