Form 10-Q
period 2022-01-31
WORLDWIDE STRATEGIES INC
filed 2022-03-15
CIK 1342792

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:           None

As of March 11, 2022, there were 19,830,679 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Worldwide Strategies, Inc.

Balance Sheets

January 31, 2022 and July 31, 2021

	January 31, 2022 (Unaudited)	July 31, 2021 (Audited)
Assets
Current Assets:
Cash	$–	$–
Total assets	$–	$–
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$42,967	$42,967
Accrued liabilities	400,028	375,504
Convertible notes payable, in default	452,406	452,406
Convertible notes payable, related party - in default	40,000	40,000
Total current liabilities	935,401	910,877

Long term notes payable - related party	31,952	14,577

Total Liabilities	967,353	925,454

Stockholders' deficit:
Preferred Stock; $.001 par value; 25,000,000 shares authorized
Series A, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, 270,000 shares issued and outstanding	270	270
Common stock, $.001 par value, 975,000,000 shares authorized 19,830,679 shares issued and outstanding, respectively	19,831	19,831
Additional paid-in capital	14,497,273	14,497,273
Accumulated deficit	(15,489,727)	(15,447,828)
Total Stockholders' Deficit	(967,353)	(925,454)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

Statement of Operations

For the three and six months ended January 31, 2022 and 2021

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Operating expenses:
Other general and administrative expenses	$3,330	$300	$17,215	$600
Total operating expenses	3,330	300	17,215	600
Loss from operations	(3,330)	(300)	(17,215)	(600)
Other expense:
Interest expense	(12,463)	(11,900)	(24,684)	(23,800)
Total other expenses	(12,463)	(11,900)	(24,684)	(23,800)

Loss before income taxes	(15,793)	(12,200)	(41,899)	(24,400)
Income tax provision	–	–	–	–
Net loss	$(15,793)	$(12,200)	$(41,899)	$(24,400)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	19,830,679	19,830,679	19,830,679	19,830,679

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

Statement of Changes in Stockholders’ Deficit

For the three and six months ended January, 2021 and 2020

(Unaudited)

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance July 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,070,055)	$(863,277)
Net Loss	–	–	–	–	–	–	–	(12,200)	(12,200)
Balance October 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,082,255)	$(875,477)

Net Loss	–	–	–	–	–	–	–	(12,200)	(12,200)
Balance January 31, 2021	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,094,455)	$(887,677)

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)
Net Loss	–	–	–	–	–	–	–	(26,106)	(26,106)
Balance October 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,473,934)	$(951,560)

Net Loss	–	–	–	–	–	–	–	(15,793)	(15,793)
Balance January 31, 2022	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(15,489,727)	$(967,353)

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

Statement of Cash Flows

For the six months ended January 31, 2022 and 2021

(Unaudited)

	Six Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(41,899)	$(24,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	–	–
Accrued liabilities	24,524	23,800
Net cash used in operating activities	(17,375)	(600)

Cash flows from financing activities:
Related party loans	17,375	600
Net cash provided by financing activities	17,375	600

Net increase in cash	–	–

Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for taxes	$–	$–

Cash paid for interest	$–	$–

See accompanying notes to condensed financial statements.

Worldwide Strategies, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 and 2021

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

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three and six months ended January 31, 2022 and 2021. Excluded from the weighted average common shares outstanding amount is convertible preferred stock equivalent to 301,250,000 and convertible debt equivalent to 45,393,500 common shares as the effect of these on the computation of net loss per share would have been anti-dilutive.

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

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at January 31, 2022 and July 31, 2021:

	Fair Value Measurements at January 31, 2022
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

Note 3- Going Concern

For the three months ended January 31, 2022 and 2021 we incurred net losses of approximately $16,000 and $12,000 respectively. As of January 31, 2022, we had no cash on hand and current liabilities of approximately $1 million. As of July 31, 2021, we had no cash on hand and current liabilities of $0.9 million. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Related party transactions

The Company’s CFO has provided office space at no cost to the Company. Our CEO and CFO incurred expenses on behalf of the Company amounting to approximately $3,000 during the three months ending January 31, 2022. As of January 31, 2022 total amounts due to our CEO and CFO are approximately $32,000. These amounts are due on June 30, 2023 and bear interest at eight percent per annum.

As of January 31, 2022 and July 31, 2021, the Company had a convertible promissory note in the principal outstanding balance of $40,000, payable to a shareholder. Such note bears interest at nine percent per annum with a maturity date of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

Note 5 – Convertible Notes Payable

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $160,750 as of January 31, 2022 and July 31, 2021, respectively. Interest on these notes range from nine to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $157,945 as of January 31, 2022 and July 31, 2021, respectively. Interest on these notes range from eight to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.04 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $50,000 as of January 31, 2022 and July 31, 2021, respectively. Interest on these notes are 8% per annum and such notes had maturity date of March 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $44,711 as of January 31, 2022 and July 31, 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.07 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $39,000 as of January 31, 2022 and July 31, 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.10 per share.

Accrued interest on such notes total $400,028 and $375,504 as of January 31, 2022 and July 31, 2021, respectively and are included within accrued liabilities on the accompanying balance sheet. Based on the maturity dates of the promissory notes, all promissory notes are in default.

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

Common stock

As of January 31, 2022 and July 31, 2021, the Company was authorized to issue 975,000,000 shares of common stock respectively. Total shares outstanding at January 31, 2022 and July 31, 2021 were 19,830,679, respectively.

Note 7 - Income taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. As of January 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at January 31, 2022 and July 31, 2021. The Company had no uncertain tax positions as of January 31, 2022 and July 31, 2021.

Note 8 – Acquisition

On May 29, 2021, the Company entered into a binding letter of intent (the “LOI”) with Fitwell Limited a company organized under the laws of the United Kingdom (“Fitwell”) to acquire Fitwell and its fitness and nutrition app, that same letter of intent expired, pursuant to the terms therein on July 29, 2021. Subsequent thereto, on September 24, 2021, the Company entered into a contingent Stock Purchase Agreement (the “Agreement”) with Fitwell pursuant to which we have agreed to acquire one hundred percent of issued and outstanding shares of Fitwell for a purchase price of $1,000,000 payable in cash and our common stock. The Company and Fitwell mutually agreed to rescind the Stock Purchase Agreement.

On February 17, 2022, the Company entered into an asset purchase agreement with Fitwell, for the purchase of a copy of its native mobile fitness application, including all source codes and associated databases for use on the iOS and Android platforms. The purchase price for the assets is $500,000 and shares of the Company in the amount of $500,000. The purchase is contingent on the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company.

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

General Overview

Results of operations

Three months ended January 31, 2022 compared to the three months ended January 31, 2021

Net Loss

For the three months ended January 31, 2022 and 2021 we incurred net losses of approximately $16,000 and $12,000 respectively.

Revenue

For the three months ended January 31, 2022 and 2021, we generated no revenue.

Expenses

For the three months ended January 31, 2022 we incurred expenses of approximately $16,000 of which approximately $3,000 was primarily related to professional fees and $13,000 was primarily related to interest expense.

For the three months ended January 31, 2021 incurred expenses of approximately $12,000 which was primarily related to interest expense.

Six months ended January 31, 2022 compared to the six months ended January 31, 2021

Net Loss

For the six months ended January 31, 2022 and 2021 we incurred net losses of approximately $42,000 and $24,000 respectively.

Revenue

For the six months ended January 31, 2022 and 2021, we generated no revenue.

Expenses

For the six months ended January 31, 2022 we incurred expenses of approximately $42,000 of which approximately $17,000 was primarily related to professional fees and $25,000 was primarily related to interest expense.

For the six months ended January 31, 2021 incurred expenses of approximately $24,000 which was primarily related to interest expense.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the three months ended January 31, 2022 and 2021 we incurred net losses of approximately $16,000 and $12,000 respectively. As of January 31, 2022 we had no cash on hand and current liabilities of $1 million. As of July 31, 2021, we had no cash on hand and current liabilities of $0.9 million.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the six months ended January 31, 2022.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.		Description
2.1		Notice of Entry of Order Appointing, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated May 7, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021).
2.2		Notice of Entry of Order Discharging, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated October 16, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021).
3.1		Amended and Restated Articles of Incorporation (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005).
3.2		Amended Bylaws (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005).
3.3		Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (Filed as an exhibit to the Form 8-K dated July 31, 2007, filed August 6, 2007).
3.4		Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (Filed as an exhibit to Form 8-K dated December 8, 2008, filed December 10, 2008).
3.5		Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (Filed as an exhibit to the Form 8-K dated December 15, 2008, filed December 17, 2008).
3.6		Certificate of Reinstatement dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021).
3.7		Certificate of Designation dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021).
3.8		Certificate of Amendment by Custodian filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021).
3.9		Certificate of Amendment Filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021).
3.11		Certificate of Amendment to the Articles of Incorporation Filed May 26, 2021 (Filed as an exhibit to Form 10-12G on June 21, 2021).
10		Intellectual Property License Agreement Between Worldwide Strategies Incorporated and Dr. Sandra Kaufmann (Filed as an exhibit to Form 10-12G on June 21, 2021)
10.1		2005 Stock Plan (Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005).
21.1	*	List of Subsidiaries
24.1		Power of Attorney
31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	lnline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Extension Labels Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES, INC.

By:	/s/ ADAM LAUFER
Name: Adam Laufer Title: Chief Executive Officer (Principal Executive Officer)

Date:  March 15, 2022

WORLDWIDE STRATEGIES, INC.

By:	/s/ PAVAN CHARAN
Name: Pavan Charan Title: Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

Date:  March 15, 2022

