Form 10-Q
period 2022-04-30
WORLDWIDE STRATEGIES INC
filed 2022-06-14
CIK 1342792

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.001 par value	WWSG	OTC

As of June 9, 2022, there were 19,830,679 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Worldwide Strategies, Inc.

Balance Sheets

April 30, 2022 and July 31, 2021

	April 30, 2022, (Unaudited)	July 31, 2021 (Audited)
Assets
Current Assets:
Cash	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$42,967	$42,967
Accrued liabilities	411,927	375,504
Convertible notes payable, in default	452,406	452,406
Convertible notes payable, related party - in default	40,000	40,000
Total current liabilities	947,300	910,877

Long term notes payable - related party	38,253	14,577

Total Liabilities	985,553	925,454

Stockholders' deficit:
Preferred Stock; $.001 par value; 25,000,000 shares authorized
Series A, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, 270,000 shares issued and outstanding	270	270
Common stock, $.001 par value, 975,000,000 shares authorized 19,830,679 shares issued and outstanding, respectively	19,831	19,831
Additional paid-in capital	14,497,273	14,497,273
Accumulated deficit	(15,507,927)	(15,447,828)
Total Stockholders' Deficit	(985,553)	(925,454)
Total Liabilities and Stockholders' Deficit	$–	$–

Worldwide Strategies, Inc.

Statement of Operations

For the three and nine months ended April 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Operating expenses:
Other general and administrative expenses	$5,821	$10,300	$23,036	$10,900
Total operating expenses	5,821	10,300	23,036	10,900
Loss from operations	(5,821)	(10,300)	(23,036)	(10,900)
Other expense:
Interest expense	(12,379)	(11,900)	(37,063)	(35,700)
Loss before income taxes	(18,200)	(22,200)	(60,099)	(46,600)
Income tax provision	–	–	–	–
Net loss	$(18,200)	$(22,200)	$(60,099)	$(46,600)

Basic loss per share	$0.00	$0.00	$0.00	$0.00
Diluted loss per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average common shares outstanding	19,830,679	19,830,679	19,830,679	19,830,679
Diluted weighted average common shares outstanding	19,830,679	19,830,679	19,830,679	19,830,679

Worldwide Strategies, Inc.

Statement of Changes in Stockholders’ Deficit

For the three and nine months ended April 30, 2022 and 2021

(Unaudited)

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance July 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,070,055)	$(863,277)
Net Loss	–	–	–	–	–	–	–	(12,200)	(12,200)
Balance October 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,082,255)	$(875,477)
Net Loss	–	–	–	–	–	–	–	(12,200)	(12,200)
Balance January 31, 2021	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,094,455)	$(887,677)
Net Loss	–	–	–	–	–	–	–	(22,200)	(22,200)
Balance April 30, 2021	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,116,655)	$(909,877)

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at July 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)
Net Loss	–	–	–	–	–	–	–	(26,106)	(26,106)
Balance October 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,473,934)	$(951,560)
Net Loss	–	–	–	–	–	–	–	(15,793)	(15,793)
Balance January 31, 2022	1,491,743	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,489,727)	$(967,353)
Net Loss	–	–	–	–	–	–	–	(18,200)	(18,200)
Balance April 30, 2022	1,491,743	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,507,927)	$(985,553)

Worldwide Strategies, Inc.

Statement of Cash Flows

For the nine months ended April 30, 2022 and 2021

	Nine Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(60,099)	$(46,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	–	–
Accrued liabilities	36,423	42,700
Net cash used in operating activities	(23,676)	(3,900)

Cash flows from financing activities:
Related party loans	23,676	3,900
Net cash provided by financing activities	23,676	3,900

Net increase in cash	–	–

Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for taxes	$–	$–

Cash paid for interest	$–	$–

Worldwide Strategies, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022 and 2021

(Unaudited)

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

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three and nine months ended April 30, 2022 and 2021. Excluded from the weighted average common shares outstanding amount is convertible preferred stock equivalent to 301 million common shares and convertible debt equivalent to 47 million common shares as the effect of these on the computation of net loss per share would have been anti-dilutive.

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

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at April 30, 2022 and July 31, 2021:

	Fair Value Measurements at April 30, 2022
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

Note 3- Going Concern

For the nine months ended April 30, 2022 we incurred net losses of approximately $60,099. As of April 30, 2022, we had no cash on hand and current liabilities of approximately $1 million. As of July 31, 2021, we had no cash on hand and current liabilities of $0.9 million. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Related party transactions

Our CEO and CFO incurred expenses on behalf of the Company amounting to approximately $6,000 during the three months ending April 30, 2022. As of April 30, 2022 total amounts due to our CEO and CFO are approximately $38,000. These amounts are due on June 30, 2023 and bear interest at eight percent per annum.

As of April 30, 2022 and July 31, 2021, the Company had a convertible promissory note in the principal outstanding balance of $40,000, payable to a shareholder. Such note bears interest at nine percent per annum with a maturity date of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

Note 5 – Convertible Notes Payable

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $160,750 as of April 30, 2022 and July 31, 2021, respectively. Interest on these notes range from nine to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $157,945 as of April 30, 2022 and July 31, 2021, respectively. Interest on these notes range from eight to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.04 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $50,000 as of April 30, 2022 and July 31, 2021, respectively. Interest on these notes are 8% per annum and such notes had maturity date of March 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $44,711 as of April 30, 2022 and July 31, 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.07 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $39,000 as of April 30, 2022 and July 31, 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.10 per share.

Accrued interest on such notes total $411,927 and $375,504 as of April 30, 2022 and July 31, 2021, respectively and are included within accrued liabilities on the accompanying balance sheet. Based on the maturity dates of the promissory notes, all promissory notes are in default.

Note 6 – Shareholders’ Equity

Preferred stock

The Company has two classes of preferred stock and is authorized to issue 25,000,000 shares of $.001 par value preferred stock.

Common stock

As of April 30, 2022 and July 31, 2021, the Company was authorized to issue 975,000,000 shares of common stock respectively. Total shares outstanding at April 30, 2022 and July 31, 2021 were 19,830,679, respectively.

Note 7 - Income taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. As of April 30, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at April 30, 2022 and July 31, 2021. The Company had no uncertain tax positions as of April 30, 2022 and July 31, 2021.

Note 8 – Acquisition

On February 17, 2022, the Company entered into an asset purchase agreement with Fitwell Limited, for the purchase of a copy of its native mobile fitness application, including all source codes and associated databases for use on the iOS and Android platforms. The purchase price for software application is $500,000 and shares of the Company in the amount of $500,000. The purchase is contingent on the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company.

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

General Overview

Results of operations

Three months ended April 30, 2022 compared to the three months ended April 30, 2021

Net Loss

For the three months ended April 30, 2022 and 2021 we incurred net losses of approximately $18,200 and $22,200 respectively.

Revenue

For the three months ended April 30, 2022 and 2021, we generated no revenue.

Expenses

For the three months ended April 30, 2022 we incurred expenses of approximately $18,200 of which approximately $5,800 was primarily related to professional fees and $12,400 was primarily related to interest expense.

For the three months ended April 30, 2021 we incurred expenses of approximately $22,200 of which approximately $10,300 was primarily related to professional fees and $11,900 was primarily related to interest expense.

Nine months ended April 30, 2022 compared to the nine months ended April 30, 2021

Net Loss

For the nine months ended April 30, 2022 and 2021 we incurred net losses of approximately $60,100 and $46,600 respectively.

Revenue

For the nine months ended April 30, 2022 and 2021, we generated no revenue.

Expenses

For the nine months ended April 30, 2022 we incurred expenses of approximately $60,100 of which approximately $23,000 was primarily related to professional fees and $37,100 was primarily related to interest expense.

For the nine months ended April 30, 2021 incurred expenses of approximately $46,600 of which approximately $10,900 was primarily related to professional fees and $35,700 was primarily related to interest expense.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the nine months ended April 30, 2022 we incurred net losses of approximately $60,100. As of April 30, 2022 we had no cash on hand and current liabilities of $1 million.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the nine months ended April 30, 2022.

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

WORLDWIDE STRATEGIES, INC.

Date: June 14, 2022	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2022	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

