Form 10-K
period 2022-07-31
WORLDWIDE STRATEGIES INC
filed 2022-10-31
CIK 1342792

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $1.1 million.

As of October 26, 2022, 26,580,578 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended July 31, 2022.

ii

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

PART I

Item 1.  Business.

Worldwide Strategies Inc. is a digital health and fitness technology company that provides fitness experiences and solutions through a mobile application available on Apple iOS and Google Android devices. Our data-driven wellness platform allows people to set and track fitness and nutrition goals, integrates with wearable fitness devices and offers community features, enabling users to compete and support each other as they work towards achieving their personal fitness and wellness goals. We plan to develop our platform into a single destination for fitness and wellbeing, offering content and products to our users based on their specific needs on their personal health and wellness journey.

Recent Developments

On October 22, 2022, we successfully terminated a license agreement for certain intellectual property we had previously licensed and had not been able to commercialize. In connection with the termination of the license we were able to cancel 90,000 shares of our issued and outstanding Series B Preferred Stock and 1.2 million issued and outstanding shares of Series A Preferred stock; subsequent to the termination of the license agreement.

We successfully negotiated an amendment to our asset purchase agreement with Fitwell Limited, to remove the financing contingency and accelerate the closing of the purchase of the Fitwell assets. As of October 18, 2022, we successfully completed the purchase of the Fitwell assets, which includes a copy of the source code and data sets for a comprehensive health and fitness platform. In connection with the purchase of the Fitwell assets, we issued a promissory note for $0.5 million and issued 2 million shares of common stock as consideration for the purchase, and an additional 2.8 million shares for services rendered, and to be rendered in the future, for the benefit of the Company.

The net effect of canceling the license agreement and closing on the Fitwell asset purchase, was reverse dilution to the Company and its shareholders by 96 million shares of common stock and we believe the shift in strategy will allow for us to start generating revenue in the near term.

The Fitwell Software

We acquired a mobile fitness and wellness software platform which includes mobile apps native to the iOS and Android operating systems. The software enables video-based fitness curriculums, which provide beginner, intermediate and advanced cardiovascular and strength training programs, in easy to follow short-format instructional videos. We plan to enhance and improve the software, by i) adding fitness content, generated internally by fitness professionals which we plan to hire and through collaborations with fitness influencers, who we plan to work with to generate content and drive users to our platform, ii) segmenting users using artificial intelligence which will allow us to provide wellness content by user-group and demographic, iii) offering embedded e-commerce offerings of wellness products and services, iv) and eventually offer our mobile app users to book appointments at our planned brick and mortar locations, see Clinics; Preventative Care and Longevity, below.

Currently, content on our mobile app is available on a freemium model, with a small library of content offered for free, and unlimited access offered on a subscription basis. The platform also includes a comprehensive food library with meal and calorie tracking, a pedometer to track steps taken each day, artificial intelligence based coaching functionality, community-based features to provide peer based encouragement, and leaderboards to measure your progress against other users. The platform integrates with wearable fitness devices, such as the Apple Watch and aggregates and tracks collected health and fitness data. The app facilitates communication through push notifications as well as content and information features integrated seamlessly within the UX (user experience).

In addition to the feature rich experience, the platform provides for robust data capture and tracking which allows us to provide a highly customized user experience which is intended to maximize users’ fitness and wellness outcomes. We plan to leverage the source code and build on top of the existing platform a B2B wellness platform and market the platform to enterprise clients, data-mine the dataset for marketing opportunities, identify trends for new product launches and develop a DTC offering based on free content and micro-transactions.

Business to Business (“B2B”) Enterprise Level Wellness Solution

We believe that there is a need and demand within medium to large enterprise to offer to employees a comprehensive, real-time fitness and nutrition platform, that with employees opt-in can track an employee’s daily dietary consumption, through integrated food tracking in the app, activity tracking through integrated pedometers and apple health integration, through which we can track and monitor various biomedical data points. Based on individual inputs our algorithm can/will suggest an employee take a break, stretch, take a short walk, eat lunch, and or change tasks. Moreover, we can incentivize certain behaviors by issuing food vouchers/coupons through the app, recommending and pushing stretching or exercise routines through the app, and or calming and or meditative routines.

We believe that an employer’s adoption of a program that improves the lives, physical and mental health of their employees is a meaningful step in employee retention, boosting productivity, morale and meets an enterprises social governance objectives.

We would be able to provide employers with macro and micro data points, macro points would speak to the general well-being of their work force and segmented by operating divisions, we can track health, stress and the physical and cardiovascular well-being of employees. Through the platform we can identify best performers and laggards who are in need of additional support. We believe that a healthy work force will be more motivated, more productive and have less turnover, which are measurable metrics for companies and offer significant value.

Business to Consumer (“B2C”) and Direct to Consumer (“DTC”)

Part of our mobile app acquisition, includes a video based, in-gym workout program, with users being able to choose their workouts. Users may choose workouts based on intensity, muscle group and or trainer. Most fitness apps are subscription based, we plan to differentiate our offering by adding alternative methods for users to purchase content, beyond the basic freemium model. The trend in fitness applications is a subscription-based model, which we intend to offer, however we plan to offer micro transactions an additional option for users to consume content. Users will be able to pay a small charge to view a workout once in a 12-hour period, and or will be able to add the workout to their permanent in-app library for a slightly higher cost. We believe these micro-transactions are preferable for consumers who prefer to pay based on use, rather than on a hard-to-cancel monthly or annual subscription. We also plan to offer a library of free fitness content to onboard and engage users. The software collects user inputted data and data the user chooses to share with us. We intend to use this data to make personalized suggestions to improve a user’s health, fitness and well-being.

Clinics; Preventative Care and Longevity

We plan to offer a premium in-person clinic based experience, sold on a subscription basis, that would provide customers with access to cutting edge wellness and longevity treatments including but not limited to hyper and hypo -baric chambers, cryotherapy treatments, infrared sauna, as well as real-time bio data tracking, a dedicated medical team assigned to clients who offer personalized recommendations based on a client’s individual needs, based on their DNA, blood-based biomarkers, gut-biome, with adjustments being recommended as appropriate. We also plan to offer in-house and or facilitate for our clinic clients, regular preventative imagery and diagnostic scans, with the goal being to identify any medical complications early, where medical intervention has the highest likelihood of success.

Our services as it relates to medical imaging are preventative only, we do not offer any medical treatments. Users will be encouraged to consult with their primary care practitioners subsequent to any imaging performed. We believe that there is a segment of individuals who demand both longevity and wellness offerings with a view to maintaining good health using cutting edge tools as well as a subset of the population who want to be proactive in their personal care through regular screenings, including comprehensive blood panels and imagery. Subscription packages will provide unlimited access to services with the exception of biologics.

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

Employees

The Company has 2 employees, our CEO and CFO, each of whom are part-time employees and each of whom are our founders as of July 31, 2022.

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

On October 21, 2022, the closing price of our common units on the OTC Pink was $0.03 per share.

Shareholders of Record

As of October 21, 2022, we had 26,580,678 shares of common stock outstanding and there were approximately 126 holders of record of our common stock, not including holders who hold their units in street name.

Dividends

The Company did not declare or pay any cash dividends on its common stock for the years ended July 31, 2022 or 2021. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Issuer Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the year ended July 31, 2022.

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

Overview

Worldwide Strategies Inc. is a digital health and fitness technology company that provides fitness experiences and solutions through a mobile application available on Apple iOS and Google Android devices. Our data-driven wellness platform allows people to set and track fitness and nutrition goals, integrates with wearable fitness devices and offers community features, enabling users to compete and support each other as they work towards achieving their personal fitness and wellness goals. We plan to develop our platform into a single destination for fitness and wellbeing, offering content and products to our users based on their specific needs on their personal health and wellness journey.

Recent Developments

On October 22, 2022, we successfully terminated a license agreement for certain intellectual property we had previously licensed and had not been able to commercialize. In connection with the termination of the license we were able to cancel 90,000 shares of our issued and outstanding Series B Preferred Stock and 1.2 million issued and outstanding shares of Series A Preferred stock; subsequent to the termination of the license agreement.

We successfully negotiated an amendment to our asset purchase agreement with Fitwell Limited, to remove the financing contingency and accelerate the closing of the purchase of the Fitwell assets. As of October 18, 2022, we successfully completed the purchase of the Fitwell assets, which includes a copy of the source code and data sets for a comprehensive health and fitness platform. In connection with the purchase of the Fitwell assets, we issued a promissory note for $0.5 million and issued 2 million shares of common stock as consideration for the purchase, and an additional 2.8 million shares for services rendered, and to be rendered in the future, for the benefit of the Company.

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

Results of Operations During the Year Ended July 31, 2022 As Compared to The Year Ended July 31, 2021

Net Loss

For the years ended July 31, 2022 and 2021 we incurred net losses of approximately $79,000 and $1.4 million respectively.

Revenue

For the years ended July 31, 2022 and 2021, we generated no revenue.

Expenses

For the years ended July 31, 2022 and 2021, we incurred expenses of approximately $79,000 and $1.4 million respectively. The decrease of $1.3 million in expenses for the year ended July 31, 2022 was primarily related to stock compensation expense of approximately $1.3 million for the year ended July 31, 2021. For the years ended July 31, 2022 and 2021 we incurred interest expense of approximately $50,000 and $48,000 primarily in relation to the promissory notes outstanding.

Liquidity

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the years ended July 31, 2022 and 2021 we incurred net losses of approximately $79,000 and $1.4 million respectively. As of July 31, 2022 and 2021, we had no cash on hand and current liabilities of $1.0 million and $0.9 million. During the year ended July 31, 2022 our CEO and CFO provided loans to us in the amount of approximately $30,000.

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

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended July 31, 2022 and 2021, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred recurring losses, incurred liabilities in excess of assets over the past year, and have an accumulated deficit of $15.5 million. Based upon current operating levels, we will be required to obtain additional capital in order to sustain our operations through July 31, 2023.

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

Off-Balance Sheet Arrangements

As of July 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of July 31, 2022 and 2021, we did not have any contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Worldwide Strategies, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worldwide Strategies, Inc.., (the Company) as of July 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 3, to the financial statements, the Company has a going concern due to the lack of revenue and accumulated net losses from operations.

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

/s/ M&K CPAS PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

October 31, 2022

Worldwide Strategies, Inc.

Balance Sheets

July 31, 2022 and 2021

	July 31, 2022	July 31, 2021
Assets
Current Assets:
Cash	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$43,703	$42,967
Accrued liabilities	423,100	375,504
Convertible notes payable, in default	452,406	452,406
Convertible notes payable, related party - in default	40,000	40,000
Total current liabilities	959,209	910,877

Long term notes payable - related party	45,065	14,577

Total Liabilities	1,004,274	925,454

Stockholders' deficit:
Preferred Stock; $.001 par value; 25,000,000 shares authorized
Series A, 5,000,000 and 1,491,743 shares issued and outstanding	5,000	5,000
Series B, 270,000 shares issued and outstanding	270	270
Common stock, $.001 par value, 975,000,000 shares authorized 19,830,679 shares issued and outstanding, respectively	19,831	19,831
Additional paid-in capital	14,497,273	14,497,273
Accumulated deficit	(15,526,648)	(15,447,828)
Total Stockholders' Deficit	(1,004,274)	(925,454)
Total Liabilities and Stockholders' Deficit	$–	$–

Worldwide Strategies, Inc.

Statement of Operations

For the years ended July 31, 2022 and 2021

	For The Year Ended July 31,
	2022	2021
Operating expenses:
Other general and administrative expenses	$29,134	$1,329,955
Total operating expenses	29,134	1,329,955
Loss from operations	(29,134)	(1,329,955)
Other expense:
Interest expense	(49,686)	(47,818)
Loss before income taxes	(78,820)	(1,377,773)
Income tax provision	–	–
Net loss	$(78,820)	$(1,377,773)

Basic and diluted loss per share	$(0.00)	$(0.07)

Basic and diluted weighted average common shares outstanding	19,830,679	19,830,679

Worldwide Strategies, Inc.

Statement of Changes in Stockholders’ Deficit

For the years ended July 31, 2022 and 2021

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance July 31, 2020	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$13,185,185	$(14,070,055)	$(863,277)
Net Loss	–	–	–	–	–	–	–	(1,377,773)	(1,377,773)
Issuance of Preferred Stock	3,508,257	3,508	–	–	–	–	1,312,088	–	1,315,596
Balance July 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)

Balance July 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)
Net Loss	–	–	–	–	–	–	–	(78,820)	(78,820)
Balance July 31, 2022	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,526,648)	$(1,004,274)

Worldwide Strategies, Inc.

Statement of Cash Flows

For the years ended July 31, 2022 and 2021

	For The Year Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(78,820)	$(1,377,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	48,332	47,600
Stock Based Compensation	–	1,315,596
Net cash used in operating activities	(30,488)	(14,577)

Cash flows from financing activities:
Related party loans	30,488	14,577
Net cash provided by financing activities	30,488	14,577

Net increase in cash	–	–

Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for taxes	$–	$–

Cash paid for interest	$–	$–

Worldwide Strategies, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2022 and 2021

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

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the years ended July 31, 2022 and 2021. Excluded from the weighted average common shares outstanding amount is convertible preferred stock equivalent to 301,250,000 and 279,323,394 common shares for the years ended July 31, 2022 and 2021, as the effect of these on the computation of net loss per share would have been anti-dilutive.

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

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at July 31, 2022 and July 31, 2021:

	Fair Value Measurements at July 31, 2022
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

Note 3 – Going Concern

For the years ended July 31, 2022 and 2021 we incurred net losses of approximately $79,000 and $1.4 million respectively. As of July 31, 2022, we had no cash on hand and current liabilities of $1.0 million. As of July 31, 2021, we had no cash on hand and current liabilities of $0.9 million. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Related party transactions

The Company’s CFO has provided office space at no cost to the Company. Our CEO and CFO incurred expenses on behalf of the Company amounting to approximately $30,000 and $15,000 during the years ending July 31, 2022 and 2021. As of July 31, 2022 total amounts due to our CEO and CFO are approximately $45,000. These amounts are due on September 30, 2023 and bear interest at eight percent per annum.

As of July 31, 2022 and 2021, the Company had a convertible promissory note in the principal outstanding balance of $40,000, payable to a shareholder. Such note bears interest at nine percent per annum with a maturity date of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

As of July 31, 2022 and 2021, our CEO and CFO owned 2.3 million shares of convertible Class A preferred stock and 180,000 shares of convertible Class B preferred stock.

Note 5 – Convertible Notes Payable

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $160,750 as of July 31, 2022 and 2021, respectively. Interest on these notes range from nine to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $157,945 as of July 31, 2022 and 2021, respectively. Interest on these notes range from eight to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.04 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $50,000 as of July 31, 2022 and 2021, respectively. Interest on these notes are 8% per annum and such notes had maturity date of March 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $44,711 as of July 31, 2022 and 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.07 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $39,000 as of July 31, 2022 and 2021, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.10 per share.

Accrued interest on such notes total approximately $423,000 and $376,000 as of July 31, 2022 and 2021, respectively and are included within accrued liabilities on the accompanying balance sheet. Based on the maturity dates of the promissory notes, all promissory notes are in default.

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

On June 7, 2021 the Company issued an aggregate of 3,508,257 shares of our convertible Series A preferred stock to our founders as founder stock in connection with the reorganization of our business. The Company recorded $1.3 million as stock compensation in relation to the issuance of the Series A preferred stock based upon the fair value of such shares.

Series B Preferred Stock

On July 10, 2019 the Company filed a certificate of designation with the Nevada Secretary of State, in which it was designated and authorized to issue 5,000,000 shares of Convertible Series B Preferred Stock at a par value of $0.001. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at the election of the holder. As of July 31, 2022 and 2021, 270,000 shares were issued and outstanding.

Common stock

As of July 31, 2022 and 2021, the Company was authorized to issue 975,000,000 shares of common stock respectively.

Total shares outstanding at July 31, 2022 and 2021 were 19,830,679, respectively.

Note 7 - Income taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of July 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company has approximately $5.2 million and $5.1 million of federal net operating loss carry forwards at July 31, 2022 and 2021, respectively. In addition, the Company had gross deferred tax assets of $1.1 million as of July 31, 2022 and 2021 for which a full valuation allowance has provided.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at July 31, 2022 and 2021. The Company had no uncertain tax positions as of July 31, 2022 and 2021.

Note 8 – Asset Purchase

On February 17, 2022, the Company entered into an asset purchase agreement with Fitwell Limited, which was subsequently amended on October 18, 2022, for the purchase of a copy of its native mobile fitness application, including all source codes and associated databases for use on the iOS and Android platforms. The purchase price for the software application is $0.5 million to be payable upon the earlier of October 18, 2023 or the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company and shares of the Company in the amount of $0.5 million. On October 18, 2022, the parties closed the asset purchase, and in connection with the purchase of the Fitwell assets, the Company issued a promissory note for $0.5 million and issued 2 million shares of common stock as consideration for the purchase and an additional 2.8 million shares for services rendered, and to be rendered in the future, for the benefit of the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2022, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2022 due to a lack of segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of July 31, 2022. Management concluded that additional personnel should be hired to ensure that there is adequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2022 due to a lack of segregation of duties.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)
Adam Laufer	48	CEO, Director
Pavan Charan	47	CFO, Director
Dr. Sandra Kaufmann	54	Former Director

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

Dr. Sandra Kaufmann M.D. Sandra Kaufmann, M.D., was a member of our board of directors from June 2021 to October 22, 2022.. Dr. Kaufmann, is currently the chief of pediatric anesthesiology at Joe DiMaggio Children’s Hospital. Dr. Kaufmann earned her Medical Degree at the University of Maryland School of Medicine in 1996, and completed a residency and fellowship at Johns Hopkins in the field of pediatric anesthesiology in 2002. She is board-certified in both Anesthesiology and Pediatric Anesthesiology from the American Board of Anesthesiology and earned her Bachelor’s Degree of Science from the University of Miami in 1990 followed by a Master’s Degree from the University of Connecticut in Tropical Ecology and Evolutionary Biology. Dr. Kaufmann was recognized as “Best in Medicine” by the American Health Council. Dr. Kaufmann is the thought leader behind our business objective and possesses the vision for our corporate development and expansion in a medically responsible and ethical way, and as the head of a department at a major hospital, is equipped with the business processes, managerial skills and experience which qualifies her to serve as a director of the registrant. Sandra Kaufmann resigned from the board of directors on October 22, 2022.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended July 31, 2022 and 2021. The Company has no employment agreement with any of its officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 20, 2022 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Beneficial ownership representing less than one percent is denoted with an “*.” Unless otherwise indicated, the address for each person is our address at 1961 NW 150 Avenue, Pembroke Pines, Suite 205 Florida 33028.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Class A Preferred Stock		Class B Preferred Stock
	Shares	%	Shares	%	Shares	%	%Total Voting Power (1)
Officers and Directors
Adam Laufer	0	*	1,169,419	30.53	90,000	50.0	45.38
Pavan Charan	0	*	1,169,419	30.53	90,000	50.0	45.38
All executive officers and directors as a group (3 persons)	0	*	2,338,838	61.05	270,000	100	90.76
5% Security Holders
Adam Laufer	0	*	1,169,419	30.53	90,000	50.0	45.38
Pavan Charan	0	*	1,169,419	30.53	90,000	50.0	45.38

__________________________

(1)	Percentage total voting power represents voting power with respect to all shares of our common stock, class A Preferred stock and class B Preferred Stock, as a single class. Each share of Class A preferred stock shall be entitled to 6.25 votes per share of common stock and each share of Class B preferred stock shall be entitled to one thousand votes per share of common stock on all matters submitted to our stockholders for a vote. The common stock, class A Preferred stock and class B preferred stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.

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

On October 22, 2022, we successfully terminated a license agreement for certain intellectual property we had previously licensed and had not been able to commercialize. In connection with the termination of the license we were able to cancel 90,000 shares of our issued and outstanding Series B Preferred Stock and 1,169,419 issued and outstanding shares of Series A Preferred stock. In connection with the termination of the license agreement, and pursuant to the terms of the agreement to cancel the license, our board member, Sandra Kaufmann resigned from our board of directors.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our board of directors is currently comprised of two members, Messrs. Charan and Laufer. Because of their relationships with us, none of them are “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees for professional services provided by M & K CPA’S, PLLC for the years ended July 31, 2022 and 2021.

	M & K CPA’S PLLC
	2022	2021
Audit Fees	$17,500	$12,000
Audit-Related Fees	7,500	2,500
Total	$25,000	$14,500

Audit Fees – This category consists of fees for (a) the audits of our financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed financial statements included in our Form 10; (c) comfort letters, consents and other services related to SEC and other regulatory filings.

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

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

(a)(2)	Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)	See accompanying Index to Exhibits.

Exhibit No.		Description

2.1		Notice of Entry of Order Appointing, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated May 7, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
2.2		Notice of Entry of Order Discharging, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated October 16, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.1		Amended and Restated Articles of Incorporation (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.2		Amended Bylaws (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.3		Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (Filed as an exhibit to the Form 8-K dated July 31, 2007, filed August 6, 2007). **
3.4		Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (Filed as an exhibit to Form 8-K dated December 8, 2008, filed December 10, 2008). **
3.5		Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (Filed as an exhibit to the Form 8-K dated December 15, 2008, filed December 17, 2008). **
3.6		Certificate of Reinstatement dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.7		Certificate of Designation dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.8		Certificate of Amendment by Custodian filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.9		Certificate of Amendment Filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.11		Certificate of Amendment to the Articles of Incorporation Filed May 26, 2021 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
10		Intellectual Property License Agreement Between Worldwide Strategies Incorporated and Dr. Sandra Kaufmann (Filed as an exhibit to Form 10-12G on June 21, 2021) **
10.1		2005 Stock Plan (Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005). **
21.1	*	List of Subsidiaries
24.1		Power of Attorney
31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_________________________________

*Filed within

** Previously Filed

Item 16. Form 10-K Summary

None.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES, INC.

Date: October 31, 2022	By:	/s/ Adam Laufer
		Name:	Adam Laufer
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ADAM LAUFER	Chief Executive Officer	October 31, 2022
Adam Laufer	(Principal Executive Officer)

/s/ PAVAN CHARAN	Chief Financial Officer and Principal Accounting Officer	October 31, 2022
Pavan Charan	(Principal Financial Officer)

