Form 10-Q
period 2022-10-31
WORLDWIDE STRATEGIES INC
filed 2022-12-20
CIK 1342792

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

As of December 12, 2022, there were 26,580,678 shares of the registrant’s common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Worldwide Strategies, Inc.

Balance Sheets

October 31, 2022 and July 31, 2022

	October 31, 2022 (unaudited)	July 31, 2022 (audited)
Assets
Current Assets:
Other current assets	$653	$–
Total current assets	653	–

Property and equipment, net of accumulated depreciation of $7,902	676,323	–
Total assets	$676,976	$–

Current Liabilities:
Accounts payable	$45,614	$43,703
Accrued liabilities	434,999	423,100
Notes Payable	577,725	–
Convertible notes payable, in default	452,406	452,406
Convertible notes payable, related party - in default	40,000	40,000
Total current liabilities	1,550,744	959,209

Long term notes payable - related party	57,502	45,065
Total Liabilities	1,608,246	1,004,274

Stockholders' deficit:
Preferred Stock; $.001 par value; 25,000,000 shares authorized
Series A, 3,830,581 shares issued and outstanding	5,000	5,000
Series B, 190,000 shares issued and outstanding	270	270
Common stock, $.001 par value, 975,000,000 shares authorized; 26,580,678 and 19,830,679 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	26,581	19,831
Accumulated other comprehensive loss	(1,500)	–
Additional paid-in capital	14,855,023	14,497,273
Accumulated deficit	(15,816,644)	(15,526,648)
Total Stockholders' Deficit	(931,270)	(1,004,274)
Total Liabilities and Stockholders' Deficit	$676,976	$–

Worldwide Strategies, Inc.

Statement of Operations

For the three months ended October 31, 2022 and 2021

(Unaudited)

	Three Months Ended October 31,
	2022	2021

General and administrative expenses	$269,324	$13,885
Depreciation	7,902	–
Total operating expenses	277,226	13,885

Loss from operations	(277,226)	(13,885)

Other expense:
Interest expense	(12,770)	(12,221)
Loss before income taxes	$(289,996)	$(26,106)
Income tax provision	–	–
Net loss	$(289,996)	$(26,106)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,970,789	19,830,679

2

Worldwide Strategies, Inc.

Statements of Comprehensive Loss

For the three months ended October 31, 2022 and 2021

(Unaudited)

	Three Months Ended October 31,
	2022	2021

Net loss	$(289,996)	$(26,106)
Unrealized foreign currency loss	(1,500)	–
Comprehensive loss	$(291,496)	$(26,106)

Worldwide Strategies, Inc.

Statement of Changes in Stockholders’ Deficit

For the three months ended October 31, 2022 and 2021

(Unaudited)

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance July 31, 2021	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)
Net Loss	–	–	–	–	–	–	–	(26,106)	(26,106)
Balance October 31, 2021	1,491,743	$1,492	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,473,934)	$(951,560)

	Preferred Stock				Common Stock
	Series A		Series B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 31, 2022	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,526,648)	$–	$(1,004,274)
Other comprehensive loss	–	–	–	–	–	–	–	–	(1,500)	(1,500)
Shares issued for services	–	–	–	–	4,750,000	4,750	251,750	–	–	256,500
Shares issued for software purchase	–	–	–	–	1,999,999	2,000	106,000	–	–	108,000
Net Loss	–	–	–	–	–	–	–	(289,996)	–	(289,996)
Balance October 31, 2022	5,000,000	$5,000	270,000	$270	26,580,678	$26,581	$14,855,023	$(15,816,644)	$(1,500)	$(931,270)

Worldwide Strategies, Inc.

Statement of Cash Flows

For the three months ended October 31, 2022 and 2021

	Three Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(289,996)	$(26,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	256,500	–
Depreciation	7,902	–
Other current assets	(653)	–
Accounts payable and accrued liabilities	13,810	12,625
Net cash used in operating activities	$(12,437)	$(13,481)

Cash flows from financing activities:
Related party loans	12,437	13,481
Net cash provided by financing activities	$12,437	$13,481

Net increase in cash	$–	$–

Cash, beginning of period	$–	$–
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for taxes	$–	$–

Cash paid for interest	$–	$–

Worldwide Strategies, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 and 2021

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided by the straight-line method over an estimated useful life. The estimated lives for computer software is three years. Maintenance and repairs which are not considered to extend the useful lives of the assets are charged to operations as incurred. Expenditures for additions and improvements are capitalized. Expenditures for renewals and betterments, which materially extend the useful lives of assets or increase their productivity, are capitalized. Upon sale or retirement, the cost of assets and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operating expense.

Share-Based Compensation

The Company measures the cost of services received in exchange for an equity award, which may include grants of stock options and restricted shares, based on the fair value of the award at the date of grant. The Company recognizes share-based compensation expense over the requisite service The grant date fair value of restricted share awards (“RSAs”) are determined using the fair market value of the Company’s common stock on the date of grant.

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three months ended October 31, 2022 and 2021. Excluded from the weighted average common shares outstanding amount is convertible preferred stock equivalent to 204 million shares and convertible debt equivalent to 47.3 million common shares as the effect of these on the computation of net loss per share would have been anti-dilutive.

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

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at October 31, 2022 and July 31, 2022:

	Fair Value Measurements at October 31, 2022
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

Note 3 – Going Concern

For the three months ended October 31, 2022 and 2021 we incurred net losses of approximately $290,000 and $26,000 respectively. As of October 31, 2022, we had no cash on hand and current liabilities of $1.6 million. As of July 31, 2022, we had no cash on hand and current liabilities of $1.0 million. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

On February 17, 2022, as amended on October 18, 2022 the Company entered into an asset purchase agreement with Fitwell Limited, for the purchase of a copy of its native mobile fitness application. The purchase price for the software application was $0.5 million to be payable upon the earlier of October 18, 2023 or the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company and shares of the Company in the amount of $0.5 million. On October 18, 2022 and in connection with the purchase of the Fitwell assets, the Company issued a promissory note for $0.5 million and issued approximately 2 million shares of common stock which was valued at $108,000 based on the stock price at the date of issuance as consideration. Additionally, the Company incurred expenses of approximately $76,000 in relation to the purchase of this software which was included as part of the consideration.

Property and equipment represent purchased software which had a cost of approximately $684,000 and accumulated depreciation of approximately $8,000 as of October 31, 2022.

Note 5 – Related Party Transactions

The Company’s CFO has provided office space at no cost to the Company. Our CEO and CFO incurred expenses on behalf of the Company amounting to approximately $12,000 during the three months ending October 31, 2022. As of October 31, 2022 total amounts due to our CEO and CFO are approximately $58,000. These amounts are due on December 31, 2022 and bear interest at eight percent per annum.

As of October 31, 2022 and July 31, 2022, the Company had a convertible promissory note in the principal outstanding balance of $40,000, payable to a shareholder. Such note bears interest at nine percent per annum with a maturity date of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

Note 6 – Notes Payable

Convertible Notes Payable

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $160,750 as of October 31, 2022 and July 31, 2022, respectively. Interest on these notes range from nine to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $157,945 as of October 31, 2022 and July 31, 2022, respectively. Interest on these notes range from eight to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.04 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $50,000 as of October 31, 2022 and July 31, 2022, respectively. Interest on these notes are 8% per annum and such notes had maturity date of March 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $44,711 as of October 31, 2022 and July 31, 2022, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.07 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $39,000 as of October 31, 2022 and July 31, 2022, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.10 per share.

Accrued interest on such notes total approximately $435,000 and $423,000 as of October 31, 2022 and July 31, 2022, respectively and are included within accrued liabilities on the accompanying balance sheet. Based on the maturity dates of the promissory notes, all promissory notes are in default.

Notes Payable

In October 2022 we entered into a promissory note in the amount of $0.5 million in connection with the purchase of software from Fitwell Limited. The promissory note bears interest at one-tenth of one percent per annum and is due and payable upon the earlier of October 18, 2023 or the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company and shares of the Company in the amount of $0.5 million. In addition, and in connection with the purchase of the software, the Company entered into a non-interest-bearing note with no stated repayment date in the amount of approximately $78,000.

Note 7 – Shareholders’ Equity

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

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of Convertible Series A Preferred Stock at a par value of $0.001. Each share of Series A Preferred Stock is convertible into 6.25 shares of common stock at the election of the holder. Each Series A share is entitled to 6.25 votes in any vote of the common stock holders. Series A shares are redeemable by the Company at $.50 per share with 15 days written notice. Series A shares are entitled to a 5% dividend preference and a participation interest in the remaining 95% dividend. On October 22, 2022, approximately 1.2 million shares of Series A Preferred Stock were cancelled pursuant to the termination of a license agreement for intellectual property.

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of Convertible Series B Preferred Stock at a par value of $0.001. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at the election of the holder. On October 22, 2022, approximately 90,000 shares of Series B Preferred Stock were cancelled pursuant to the termination of a license agreement for intellectual property.

Common stock

As of October 31, 2022 and July 31, 2022, the Company was authorized to issue 975,000,000 shares of common stock respectively. During October 2022, the Company issued approximately 2 million shares in connection with the purchase of software from Fitwell Limited. These shares were valued based on the stock price on the date of grant for an aggregate consideration of approximately $108,000. In addition, we issued 4.8 million restricted shares for services rendered to certain individuals and recognized stock compensation of approximately $257,000 which represented the total grant value on the date of grant.

Total shares outstanding at October 31, 2022 and July 31, 2022 were 26,580,678 and 19,830,679, respectively.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. As of October 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at October 31, 2022 and July 31, 2022. The Company had no uncertain tax positions as of October 31, 2022 and July 31, 2022.

Note 9 - Supplemental Disclosure of Noncash Activities

As noted in Note 4, the Company purchased software from Fitwell Limited in the amount of approximately $684,000 through the issuance of common shares of approximately $108,000 and promissory notes in the amount of approximately $576,000.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Registration Statement on Form 10-K for the year ended July 31, 2022 filed by the Company with the Securities and Exchange Commission (the “SEC”) on October 31, 2022.

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

General Overview

We plan to develop and operate a diversified health and wellness platform. As part of that strategy, on October 18, 2022, we successfully completed the purchased a ready to deploy mobile fitness and wellness platform with mobile apps native to the iOS and Android operating systems. The platform is a video-based fitness curriculum which provides beginner, intermediate and advanced cardiovascular and strength training programs in short, easy to follow format instructional videos. Content is available on a freemium model, with a small library of content offered for free, and unlimited access offered on a subscription basis. The platform also includes a comprehensive food library with meal and calorie tracking, a pedometer to track steps taken each day, artificial intelligence based coaching functionality, community-based features to provide peer based encouragement, and leaderboards to measure your progress against other users. The platform integrates with wearable fitness devices, such as the Apple Watch and aggregates and tracks collected health and fitness data. The app facilitates communication through push notifications as well as content and information features integrated seamlessly within the UX (user experience).

In addition to the feature rich experience, the platform provides for robust data capture and tracking which allows us to provide a highly customized user experience which is intended to maximize users fitness and wellness outcomes. We plan to leverage the source code and build on top of the existing platform a B2B wellness platform and market the platform to enterprise clients, data-mine the dataset for marketing opportunities, identify trends for new product launches and develop a DTC offering based on free content and micro-transactions.

Results of operations

Three months ended October 31, 2022 compared to the three months ended October 31, 2021

Net Loss

For the three months ended October 31, 2022 and 2021 we incurred net losses of approximately $290,000 and $26,000 respectively.

Expenses

For the three months ended October 31, 2022, we incurred expenses of approximately $290,000 which was primarily comprised of stock compensation expense of approximately $257,000, professional fees of approximately $10,000, depreciation of approximately $8,000, and interest expense of approximately $13,000.

For the three months ended October 31, 2021 we incurred expenses of approximately $26,000 which was primarily related to professional fees of approximately $14,000 and interest expense of approximately $12,000.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the three months ended October 31, 2022 and 2021 we incurred net losses of approximately $290,000 and $26,000 respectively. As of October 31, 2022 we had no cash on hand and current liabilities of $1.6 million. As of July 21, 2022, we had no cash on hand and current liabilities of $1 million.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the three months ended October 31, 2022.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Notice of Entry of Order Appointing, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated May 7, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
2.2	Notice of Entry of Order Discharging, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated October 16, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.1	Amended and Restated Articles of Incorporation (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.2	Amended Bylaws (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.3	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (Filed as an exhibit to the Form 8-K dated July 31, 2007, filed August 6, 2007). **
3.4	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (Filed as an exhibit to Form 8-K dated December 8, 2008, filed December 10, 2008). **
3.5	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (Filed as an exhibit to the Form 8-K dated December 15, 2008, filed December 17, 2008). **
3.6	Certificate of Reinstatement dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.7	Certificate of Designation dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.8	Certificate of Amendment by Custodian filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.9	Certificate of Amendment Filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.11	Certificate of Amendment to the Articles of Incorporation Filed May 26, 2021 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
10	Intellectual Property License Agreement Between Worldwide Strategies Incorporated and Dr. Sandra Kaufmann (Filed as an exhibit to Form 10-12G on June 21, 2021) **
10.1	2005 Stock Plan (Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005) **
24.1	Power of Attorney
31.1	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) *
31.2	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company *

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

WORLDWIDE STRATEGIES, INC.

Date: December 20, 2022	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2022	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

