Form 10-Q
period 2023-01-31
WORLDWIDE STRATEGIES INC
filed 2023-03-16
CIK 1342792

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.001 par value	WWSG	OTC

As of March 13, 2023, there were 26,580,678 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Worldwide Strategies, Inc.

Balance Sheets

January 31, 2023 and July 31, 2022

	January 31, 2023 (unaudited)	July 31, 2022 (audited)

Assets
Current Assets:
Other current assets	$–	$–
Total current assets	–	–

Fixed Assets, net of accumulated depreciation of $64,435	619,790	–
Total assets	$619,790	$–

Current Liabilities:
Accounts payable	$47,406	$43,703
Accrued liabilities	446,898	423,100
Notes Payable	587,629	–
Convertible notes payable, in default	452,406	452,406
Convertible notes payable, related party - in default	40,000	40,000
Total current liabilities	1,574,339	959,209

Long term notes payable - related party	80,737	45,065
Total Liabilities	1,655,076	1,004,274

Stockholders' deficit:
Preferred Stock; $.001 par value; 25,000,000 shares authorized
Series A, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, 270,000 shares issued and outstanding	270	270
Common stock, $.001 par value, 975,000,000 shares authorized; 26,580,678 and 19,830,679 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	26,581	19,831
Accumulated other comprehensive loss	(7,507)	–
Additional paid-in capital	14,855,023	14,497,273
Accumulated deficit	(15,914,653)	(15,526,648)
Total Stockholders' Deficit	(1,035,286)	(1,004,274)
Total Liabilities and Stockholders' Deficit	$619,790	$–

Worldwide Strategies, Inc.

Statements of Operations

For the three and six months ended January 31, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Revenue	$6,718	$–	$6,718	$–

Cost of revenue	21,498	–	21,666	–
General and administrative expenses	3,951	3,330	273,106	17,215
Depreciation	56,533	–	64,435	–
Total operating expenses	81,982	3,330	359,207	17,215
Loss from operations	(75,263)	(3,330)	(352,489)	(17,215)
Other expense:
Interest expense	(22,746)	(12,463)	(35,517)	(24,684)
Loss before income taxes	(98,009)	(15,793)	(388,006)	(41,899)
Income tax provision	–	–	–	–
Net loss	$(98,009)	$(15,793)	$(388,006)	$(41,899)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	26,580,678	19,830,679	23,791,062	19,830,679

4

Worldwide Strategies, Inc.

Statements of Comprehensive Loss

For the three and six months ended January, 2023 and 2022

(Unaudited)

	Three Months Ended January 31,
	2023	2022

Net loss	$(98,009)	$(15,793)
Unrealized foreign currency loss	(6,007)	–
Comprehensive loss	$(104,016)	$(15,793)

	Six Months Ended January 31,
	2023	2022

Net loss	$(388,006)	$(41,899)
Unrealized foreign currency loss	(7,507)	–
Comprehensive loss	$(395,513)	$(41,899)

Worldwide Strategies, Inc.

Statements of Changes in Stockholders’ Deficit

For the three and six months ended January 31, 2023 and 2022

(Unaudited)

	Preferred Stock				Common Stock		Additional
	Series A		Series B				Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at July 31, 2021	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,447,828)	$(925,454)
Net Loss	–	–	–	–	–	–	–	(26,106)	(26,106)
Balance October 31, 2022	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,473,934)	$(951,560)

Net Loss	–	$–	–	$–	–	$–	$–	$(15,793)	$(15,793)
Balance January 31, 2022	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,489,727)	$(967,353)

	Preferred Stock				Common Stock		Additional
	Series A		Series B				Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	AOCI	Total

Balance at July 31, 2022	5,000,000	$5,000	270,000	$270	19,830,679	$19,831	$14,497,273	$(15,526,648)	$–	$(1,004,274)
Other comprehensive loss	–	–	–	–	–	–	–	–	(1,500)	(1,500)
Shares issued for services	–	–	–	–	4,750,000	4,750	251,750	–	–	256,500
Shares issued for assets	–	–	–	–	1,999,999	2,000	106,000	–	–	108,000
Net Loss	–	–	–	–	–	–	–	(289,996)	–	(289,996)
Balance October 31, 2022	5,000,000	$5,000	270,000	$270	26,580,678	$26,581	$14,855,023	$(15,816,644)	$(1,500)	$(931,270)

Other comprehensive loss	–	$–	–	$–	–	$–	$–	$–	$(6,007)	$(6,007)
Net Loss	–	–	–	–	–	–	–	(98,009)	–	(98,009)
Balance January 31, 2023	5,000,000	$5,000	270,000	$270	26,580,678	$26,581	$14,855,023	$(15,914,653)	$(7,507)	$(1,035,286)

Worldwide Strategies, Inc.

Statements of Cash Flows

For the six months ended January 31, 2023 and 2022

	Six Months Ended January 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(388,006)	$(41,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	256,500	–
Depreciation	64,435	–
Accounts payable and accrued liabilities	31,399	24,524
Net cash used in operating activities	(35,672)	(17,375)

Cash flows from financing activities:
Related party loans	35,672	17,375
Net cash provided by financing activities	35,672	17,375

Net increase in cash	–	–

Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for taxes	$–	$–

Cash paid for interest	$–	$–

Worldwide Strategies, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023 and 2022

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Basis of Presentation

Worldwide Strategies Incorporated (“WWSG” or the “Company”) was incorporated under the laws of the State of Nevada on April 6, 1998 and ceased operations in 2015. On July 10, 2019, the Company filed a Certificate of Reinstatement with the state of Nevada. Today, the Company operates the Fitwell app, a mobile fitness and wellness software platform which includes mobile apps native to the iOS and Android operating systems. The software enables video-based fitness curriculums, which provide beginner, intermediate and advanced cardiovascular and strength training programs, in easy to follow short-format instructional videos. Currently, content on our mobile app is available on a freemium model, with a small library of content offered for free, and unlimited access offered on a subscription basis.

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

Foreign Currency

The Company translates all assets and liabilities of foreign amounts to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are presented as other income (expense) in the statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs that do not extend the life or improve an asset are expensed in the period incurred.

The estimated useful lives of property and equipment are as follows:

Computer hardware	3 years
Purchased software	3 years

Revenue Recognition

The Company recognizes revenue from services in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies performance obligations.

The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is primarily derived in the form of recurring subscriptions. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period.

As permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less.

Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the six months ended January 31, 2023 and 2022. Excluded from the weighted average common shares outstanding amount is convertible preferred stock equivalent to 204 million shares and convertible debt equivalent to 47.3 million common shares as the effect of these on the computation of net loss per share would have been anti-dilutive.

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

The following tables represent our assets and liabilities by level measured at fair value on a recurring basis at January 31, 2023 and July 31, 2022:

	Fair Value Measurements at January 31, 2023
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

Note 3- Going Concern

For the six months ended January 31, 2023 and 2022 we incurred net losses of approximately $388,000 and $42,000 respectively. As of January 31, 2023, we had no cash on hand and current liabilities of approximately $1.6 million. As of July 31, 2022, we had no cash on hand and current liabilities of approximately $1.0 million. These losses combined with our current liabilities cast significant doubt on the company’s ability to operate under the going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

On October 18, 2022 the Company entered into an asset purchase agreement with Fitwell Limited, for the purchase of a copy of its native mobile fitness application. The purchase price for the software application was $0.5 million to be payable upon the earlier of October 18, 2023 or the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company and shares of the Company in the amount of $0.5 million. On October 18, 2022 and in connection with the purchase of the Fitwell assets, the Company issued a promissory note for $0.5 million and issued approximately 2 million shares of common stock as consideration.

Property and equipment represents purchased software which had a cost of approximately $684,000 and accumulated depreciation of approximately $64,000 as of January 31, 2023.

Note 5 – Related party transactions

The Company’s CFO has provided office space at no cost to the Company. Our CEO and CFO incurred expenses on behalf of the Company amounting to approximately $36,000 during the six months ending January 31, 2023. As of January 31, 2023 total amounts due to our CEO and CFO are approximately $81,000. These amounts are due on June 30, 2023 and bear interest at eight percent per annum.

As of January 31, 2023 and July 31, 2022, the Company had a convertible promissory note in the principal outstanding balance of $40,000, payable to a shareholder. Such note bears interest at nine percent per annum with a maturity date of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

Note 6 – Convertible Notes Payable

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $161,000 as of January 31, 2023 and July 31, 2022, respectively. Interest on these notes range from nine to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.01 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $158,000 as of January 31, 2023 and July 31, 2022, respectively. Interest on these notes range from eight to ten percent per annum and such notes had maturity dates of July 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.04 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $50,000 as of January 31, 2023 and July 31, 2022, respectively. Interest on these notes are 8% per annum and such notes had maturity date of March 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into non-restricted common stock in an amount equal to the total sum due, based on a mutually agreed discount (not to exceed 50%) to the then market price.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $45,000 as of January 31, 2023 and July 31, 2022, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.07 per share.

The Company has convertible promissory notes that in the aggregate result in a principal outstanding balance of $39,000 as of January 31, 2023 and July 31, 2022, respectively. Interest on these notes are 10% per annum and such notes had maturity dates ranging from July 31, 2015 to December 31, 2015. The principal and accrued interest is convertible, at the option of the holder, into common shares at $.10 per share.

Accrued interest on such notes total $447,000 and $423,000 as of January 31, 2023 and July 31, 2022, respectively and are included within accrued liabilities on the accompanying balance sheet. Based on the maturity dates of the promissory notes, all promissory notes are in default.

Notes Payable

In October 2022 we entered into a promissory note in the amount of $0.5 million in connection with the purchase of software from Fitwell Limited. The promissory note bears interest at one-tenth of one percent per annum and is due and payable upon the earlier of October 18, 2023 or the Company completing a capital raise, under Regulation A which generates no less than $2 million in proceeds to the Company and shares of the Company in the amount of $0.5 million. As this note is a related party note, the Company imputes interest at 8% per annum which was approximately $10,000 for the three and six months ended January 31, 2023.

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

Common stock

As of January 31, 2023 and July 31, 2022, the Company was authorized to issue 975,000,000 shares of common stock respectively. During October 2022, the Company issued approximately 2 million shares in connection with the purchase of software from Fitwell Limited. These shares were valued based on the stock price on the date of grant for an aggregate consideration of approximately $108,000. In addition, we issued 4.8 million restricted shares for services rendered to certain individuals and recognized stock compensation of approximately $257,000 which represented the total grant value on the date of grant.

Total shares outstanding at January 31, 2023 and July 31, 2022 were 26,580,678 and 19,830,679, respectively.

Note 8 - Income taxes

The Company accounts for income taxes under FASB ASC Topic 740, which requires use of the liability method. FASB ASC Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. As of January 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at January 31, 2023 and July 31, 2022. The Company had no uncertain tax positions as of January 31, 2023 and July 31, 2022.

Note 9 - Supplemental Disclosure of Noncash Activities

As noted in Note 4, the Company purchased software from Fitwell Limited in the amount of approximately $684,000 through the issuance of common shares and promissory notes.

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

General Overview

Today, the Company operates the Fitwell app, a mobile fitness and wellness software platform which includes mobile apps native to the iOS and Android operating systems. The software enables video-based fitness curriculums, which provide beginner, intermediate and advanced cardiovascular and strength training programs, in easy to follow short-format instructional videos. Currently, content on our mobile app is available on a freemium model, with a small library of content offered for free, and unlimited access offered on a subscription basis.

The platform also includes a comprehensive food library with meal and calorie tracking, a pedometer to track steps taken each day, artificial intelligence based coaching functionality, community-based features to provide peer-based encouragement, and leaderboards to measure your progress against other users. The platform integrates with wearable fitness devices, such as the Apple Watch and aggregates and tracks collected health and fitness data. The app facilitates communication through push notifications as well as content and information features integrated seamlessly within the UX (user experience). In addition to the feature rich experience, the platform provides for robust data capture and tracking which allows us to provide a highly customized user experience which is intended to maximize users’ fitness and wellness outcomes.

How We Generate Revenue

We monetize both the Ftiwell via a freemium model where the use of our service is free and a subset of our users pay for subscriptions to access premium features. These features maximize the probability of developing meaningful progress towards their overall health and wellness goals, improving their experience and saving them valuable time. These subscription plan offerings currently include 1-month, 3-month, or 12-month packages.

Results of operations

Three months ended January 31, 2023 compared to the three months ended January 31, 2022

Revenue

For the three months ended January 31, 2023 and 2022, we generated approximately $6,800 and $0 in revenue. The increase in revenue is attributable to revenue recognized from subscriptions on the Fitwell app.

Cost of revenue

For the three months ended January 31, 2023 and 2022, cost of revenue was approximately $21,000 and $0. The increase in cost revenue is attributable to hosting and maintenance costs associated with the Fitwell app.

Depreciation

For the three months ended January 31, 2023 and 2022, depreciation was approximately $57,000 and $0, respectively. The increase in depreciation is attributable to depreciation recorded as a result of the software purchased in connection with the Fitwell app.

General and Administrative Expenses

For the three months ended January 31, 2023 and 2022 we incurred expenses of approximately $4,000 and $3,000, respectively which was primarily related to professional fees.

Interest expense

For the three months ended January 31, 2023 and 2022 we incurred expenses of approximately $23,000 and $12,000, respectively which was primarily related to outstanding promissory notes that are stale dated.

Net Loss

For the three months ended January 31, 2023 and 2022 we incurred net losses of approximately $98,000 and $15,800 respectively. The increased net loss is primarily related to increased expenses related to our Fitwell app.

Six months ended January 31, 2023 compared to the six months ended January 31, 2022

Revenue

For the six months ended January 31, 2023 and 2022, we generated approximately $6,800 and $0, respectively in revenue. The increase in revenue is attributable to revenue recognized from subscriptions on the Fitwell app.

Cost of revenue

For the six months ended January 31, 2023 and 2022, cost of revenue was approximately $22,000 and $0, respectively. The increase in cost revenue is attributable to hosting and maintenance costs associated with the Fitwell app.

Depreciation

For the six months ended January 31, 2023 and 2022, depreciation was approximately $64,000 and $0, respectively. The increase in depreciation is attributable to depreciation recorded as a result of the software purchased in connection with the Fitwell app.

General and Administrative Expenses

For the six months ended January 31, 2023 and 2022 we incurred expenses of approximately $273,000 and $3,000, respectively which was primarily related to unrestricted stock grants and professional fees.

Interest expense

For the three months ended January 31, 2023 and 2022 we incurred expenses of approximately $36,000 and $25,000, respectively which was primarily related to outstanding promissory notes that are stale dated.

Net Loss

For the three months ended January 31, 2023 and 2022 we incurred net losses of approximately $388,000 and $42,000 respectively. The increased net loss is primarily related to increased expenses related to our Fitwell app.

Financial condition

Liquidity and Capital Resources

Currently, we rely on our management to provide us with the capital needed to run our business on a day-to-day basis.

For the six months ended January 31, 2023 and 2022 we incurred net losses of approximately $388,000 and $42,000 respectively. As of January 31, 2023 we had no cash on hand and current liabilities of $1.6 million. As of July 31, 2022, we had no cash on hand and current liabilities of $1.0 million.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the six months ended January 31, 2023.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Notice of Entry of Order Appointing, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated May 7, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
2.2	Notice of Entry of Order Discharging, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-791451-P dated October 16, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.1	Amended and Restated Articles of Incorporation (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.2	Amended Bylaws (Filed as an exhibit to Form SB-2, File No. 333-129398, on November 2, 2005). **
3.3	Certificate of Change Pursuant to NRS 78.209 effective July 31, 2007 (Filed as an exhibit to the Form 8-K dated July 31, 2007, filed August 6, 2007). **
3.4	Certificate of Designation Pursuant to NRS 78.1955 effective December 8, 2008 (Filed as an exhibit to Form 8-K dated December 8, 2008, filed December 11, 2008). **
3.5	Amendment to Certificate of Designation Pursuant to NRS 78.1955 effective December 15, 2008 (Filed as an exhibit to the Form 8-K dated December 15, 2008, filed December 17, 2008). **
3.6	Certificate of Reinstatement dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.7	Certificate of Designation dated July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.8	Certificate of Amendment by Custodian filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.9	Certificate of Amendment Filed July 10, 2019 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
3.11	Certificate of Amendment to the Articles of Incorporation Filed May 26, 2021 (Filed as an exhibit to Form 10-12G on June 21, 2021). **
10	Intellectual Property License Agreement Between Worldwide Strategies Incorporated and Dr. Sandra Kaufmann (Filed as an exhibit to Form 10-12G on June 21, 2021) **
10.1	2005 Stock Plan (Filed as an exhibit to the initial filing of the registration statement on Form SB-2, File No. 333-129398, on November 2, 2005). **
24.1	Power of Attorney (Filed as an exhibit to Form 10-12G on June 21, 2021) **
31.1	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) *
31.2	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Filed herewith

**Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE STRATEGIES, INC.

Date: March 16, 2023	By:	/s/ ADAM LAUFER
		Name:	Adam Laufer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2023	By:	/s/ PAVAN CHARAN
		Name:	Pavan Charan
		Title:	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

